Form 10QSB
period 1999-06-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 1999-09-10
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
June 30, 1999                                                0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                           84-1384961
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)

             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
         -------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes          No    X
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   1,442,028 common shares as of June 30, 1999

Part I:  FINANCIAL INFORMATION


                                            ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                                            (Unaudited)

                                                   BALANCE SHEETS (Stated in US
                                                 Dollars) (Unaudited--See Note 1)


                                                      ASSETS
                                                                       June 30,                  December 31,
                                                                       1999                      1998

Current
 Cash                                                                                $0                             $0
                                                               ------------------------ ------------------------------
                                                                                     $0                             $0
                                                               ======================== ==============================
                                                      LIABILITIES
                                                               ======================== ==============================
Current
  Accounts payable                                                               62,786                        $62,786
                                                               ------------------------ ------------------------------
                                                 STOCKHOLDERS' EQUITY
                                                               ------------------------ ------------------------------
Preferred stock, no par value,
5,000,000 shares authorized, none
issued

Common stock, no par value
20,000,000 shares authorized;
1,442,028 issued & outstanding                                                   61,507                         61,507
Deficit accumulated during the                                                (123,293)                      (123,293)
development stage
                                                               ------------------------ ------------------------------
Total Stockholders' Equity                                                     (61,836)                       (61,836)
                                                               ------------------------ ------------------------------
                                                                                     $0                             $0
                                                               ======================== ==============================



                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                    ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                         for the three and six month periods ended June 30, 1999 and 1998
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)



                                                    Three months ending                Six months ending
                                                         June 30                            June 30,
                                                         -------                            --------
                                                     1999        1998                   1999              1998
                                                     ----        ----                   ----              ----

Expenses
 Amortization                                                $-                    $-                   $-                    $-
 General & Admin   Expenses
                                                              -                     -                    0                     -
 Management fees                                             $0                    $-                    0                    $-
                                                 -------------------- --------------------- --------------------  ------------------
Loss before the following:                                    0                     -                    0                     -
Unauthorized distribution                                     -                     -                    -                     -
Gain on Settlement of debt                                    0                     -                    0                     -
                                                 -------------------- --------------------- --------------------  ------------------
Net income (loss) for the
period                                                        0                     -                    0                     -
                                                 ==================== ===================== ====================  ==================
Net income per share                                          -                     -                    -                     -
                                                 ==================== ===================== ====================  ==================
Weighted average number of
common shares outstanding                             1,442,028             1,442,028            1,442,028             1,442,028
                                                 ==================== ===================== ====================  ==================


                                              SEE ACCOMPANYING NOTES
                                                        F-2



                                            ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                                      STATEMENT OF CASH FLOWS
                                          for the six months ended June 30, 1999 and 1998
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)

                                                                                          Six months ended

                                                                           June 30, 1999                   June 30, 1998
                                                       --------------------------------- -------------------------------
Cash flow to operating activities:
Net gain (loss)                                                                       $0                              $0
Adjustments to reconcile net
loss to net cash used in
operations
Accounts payable                                                                       0                               -
Management fees                                                                        0                               -
Amortization                                                                           -                               -
Changes in non-cash items:
Accounts payable                                                                       0                               0
                                                       --------------------------------- -------------------------------
Net cash used in operating
activities                                                                             -                               -
                                                       --------------------------------- -------------------------------
Cash flows to investing
activities                                                                             -                               -
Organization costs
                                                       --------------------------------- -------------------------------
Net cash used in investing
activities:                                                                            -                               -
                                                       --------------------------------- -------------------------------
Cash flows to financing
activities:
Proceeds from issuance of
common stock                                                                           -                               -
Payment of offering costs                                                              -                               -
Contributed capital                                                                    -                               -
                                                       --------------------------------- -------------------------------
Net cash provided by
financing activities                                                                   -                               -
                                                       --------------------------------- -------------------------------
Net increase in cash                                                                   -                               -
Cash, beginning of period                                                              0                               0
                                                       --------------------------------- -------------------------------
Cash, end of period                                                                   $0                              $0
                                                       ================================= ===============================



                             SEE ACCOMPANYING NOTES
                                       F-3

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 1999
                                    Unaudited

Note A- Summary of Significant Accounting Policies:

A Summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Development Stage Company.
    -------------------------

Rocky Mountain Financial Enterprises, Inc. was incorporated December 2, 1993 under the laws of the State of Colorado for the purpose of engaging in the transactions of all lawful business. The Company is presently engaged in providing consulting services as to methods of obtaining financing. Activity to date has been primarily organization of the Company. Although the company has commenced its principal business operations, the revenues therefrom are not significant enough to warrant a reclassification from the status of a company in the development stage.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to raise additional as may be required, and ultimately to attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  Basis of Accounting
    -------------------

The financial statements are presented on the accrual basis of accounting.

The Corporation's fiscal year end is December 31.

Organizational costs are being amortized over a 60-month period.

Cash Equivalents:
----------------

For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Estimates:
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 1999
                                    Unaudited


3.  Stockholders' Equity
    --------------------

Of the 20,000,000 shares of no par value common stock authorized, 1,000,000 shares were issued to the officers of the Corporation for services rendered. These services were valued at $1,000 and are included in the organizational costs.

4.  Notes Payable
    -------------

Notes Payable consists of the following:

Notes Payable to G. Paul Music Ltd., 7% annual rate,
note started September 19, 1994 and matured
May 31, 1995.                                                          $10,000

Notes Payable to Sole Track, Inc.,
Non-interest bearing and uncollateralized.                              17,488

Notes Payable to Steven L. Earley for                                  $25,000
for consideration of making the loan Mr. Earley
was given 250,000 shares. This Note is a non-interest
bearing demand note.                                                    25,000

Total Notes Payable                                                    $52,488

5.  Related Party Transaction
    -------------------------

The officers and directors of this company are also officers and directors of other companies. The chairman of the board loaned the Company funds utilizing non-interest-bearing demand notes.

6.  Officers and Directors Compensation
    -----------------------------------

On June 1, 1994, the Board of Directors authorized that the Company will compensate each of its two Officers $2,000 per month and one director $500 per month for their services to the company. The chairman stated that the compensation referred to above has been canceled and the officers and directors will not be paid the above mentioned remuneration.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company experienced no expenses for the three month period in 1999 and $0 in 1998. The Company had no revenues for the period in 1999 or 1998. The Company recorded no income or loss for the period in 1999 or in the same period in 1998. The Company will probably experience losses until income can be achieved through business operations. While the Company may seek capital sources for investment; there is no assurance that such can be found.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SAME PERIOD IN 1998.

The Company had no revenues from operations for the six month period in 1999 or in 1998. The Company incurred no operating operating expenses in the period in 1999, and no expenses in 1998 and no profit or loss in 1998 or 1999. The Company had no income or loss in the period in 1999 and in the period in 1998, the Company had no income or loss.

Losses will probably occur until business revenues can be achieved of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 1999



                                     ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                                     /s/ Gregory Boyd
                                     -------------------------------------------
                                     Gregory Boyd, President