Form 10KSB
period 1999-12-31
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2000-04-14
CIK 927131

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1999
                        Commission file number 0-114873

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

   Colorado                                       84-1384961
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: 303-422-8127

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes  X           No
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $.02 per share

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 1,442,028.

                                TABLE OF CONTENTS

                                     PART I

                                                                     Page

Item 1.      Business ..................................                1

Item 2.      Properties ................................                20

Item 3.      Legal Proceedings..........................                20

Item 4.      Submission of Matters to a Vote of
             Security Holders..........................                 20

                                     PART II

Item 5.      Market for Registrant's Common Stock and
             Security Holder Matters ..................                 20

Item 6.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...............................                 21

Item 7.      Financial Statements and Supplementary Data..              22

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....                22

                                    PART III

Item 9.      Directors and Executive Officers of the
             Registrant.................................                23

Item 10.     Executive Compensation......................               25

Item 11.     Security Ownership of Certain Beneficial
             Owners and Management......................                26

Item 12.     Certain Relationships and Related
             Transactions...............................                27

                                     PART IV

Item 13.     Exhibits, Financial Statement Schedule
             and Reports on Form 8-K....................                28

             Index......................................                29

             Signature Page ..........................                  30

                                     PART I


Item 1.  Description of Business.
         ------------------------

General
-------

     The Company was incorporated under the laws of the State of Colorado on December 2, 1993, and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. From the period of 1994 through 1996, the company had minimal revenues from consulting services as to methods of obtaining financing debt and equity for client businesses in the start-up stage. It prepared a Registration Statement for a public offering under the Securities Act of 1933 but never made it effective and it was withdrawn in 1995. The company has ceased, in 1997, all consulting activities. The company has no commercial operations as of date hereof. The company has no full-time employees and owns no real estate.

        The Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

        At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB.

        It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

        Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

        It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

        The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

    In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition
-------------------

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

        It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

        As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

        It  is  anticipated  that  the   investigation   of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

        In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation
-------------------------------------------

        The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

        Any securities which the Company might acquire in exchange for its Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

        An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition
-----------

        The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

No Rights of Dissenting Shareholders
------------------------------------

        The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Colorado law.

No Target Candidates for Acquisition
------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
----------------------

     The Company currently maintains a mailing address at 10200 W. 44th Avenue, Suite #400, Wheat Ridge, Colorado 80033 which is the office address of its legal counsel, Michael A. Littman. The Company's telephone number is (303) 422-8127. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address. Legal counsel will not be involved in any day to day activities but will handle securities related and corporate matters for the Company, so long as he is engaged to do so.

Employees
---------

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, and the company has adopted a resolution and policy which precludes payment of any compensation or finder's fees to officers or directors. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors
------------

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

        It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

       In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4.Lack of Operating History. The Company was formed in December, 1993 for the purpose of registering a common stock offering under the 1933 Act and engaging in consulting services for clients as to methods to obtain debt or equity financing for start-up companies. Although some minimal revenues were achieved in the period 1994 - 1996, such were not significant, the Company was not profitable and the business effort was terminated. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See
Item 1 "Description of Business."

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

         Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

         In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only two individuals who are serving as its officers and directors on a part time basis. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Colorado Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. Colorado Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

22. Rule 144 Sales. All of the outstanding shares of Common Stock held by present officers, directors, and stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders holding 425,362 common shares of the Company have held their shares for two years and under Rule 144(K) are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the total, 1,016,667 shares become available for resale (subject to volume limitations for affiliates) under Rule 144, ninety (90) days after the Company registers its common stock under Section 12(g) with the Securities and Exchange Commission, all of which will be subject to applicable volume restrictions under the Rule.

23. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

Item 2.           Property
------------------------------

     The Company does not have any formal offices at year end. Records are maintained and mail received at 10200 W. 44th Ave., #400, Wheat Ridge, Colorado 80033. The company owns no real property.

Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1999.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 1999                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1998                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1997                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

* No quotations reported

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1999, there were 42 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in 1999. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the year ended December 31, 1999, compared to year ended December 31, 1998
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $950 in 1999 compared to $950 in 1998. The Company had no operations or revenues in 1999 or 1998. The net loss for 1999 and 1998 was ($950). The net loss per share was ($.01) in 1999 and 1998. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed.

Results of Operations year ended December 31, 1998 compared to 1997
-------------------------------------------------------------------

     The Company had no revenues in 1997 or 1998. The Company incurred $950 in expenses in 1998 as compared to $8,493 in expenses in 1997.

     The net operating loss in 1998 was ($950) as compared to ($3,493) in 1997. The losses in 1998 were as a result of accrued interest of $700.00 and miscellaneous expenses. In 1997 the company incurred an interest accrual of $700.00, office expenses of $3,214.00, professional fees of $1,500.00 and consulting fees of $2,200.00. The net loss per share each year was less than ($.01) per share.

Item 7.           Financial Statements and Supplementary Data
-------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

     Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1996 as auditors for the Company for fiscal year 1995 and thereafter.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------

     The directors and executive officers currently serving the Company are as follows:

Name                                           Position Held              Tenure
--------------------------------------------------------------------------------
Donald R. Schenkier                            President and Director     Annual

Gregory Boyd                                   Secretary, Treasurer
                                               and Director               Annual

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

     DONALD R. SCHENKIER has been a director of the company since June 1994 and President since 1996. He has been the treasurer and a director of Sole Track Group International, Inc. since September 1994. He was a director of Sole Track Inc. from July 1992 to October 1992 and has been a director since April 1994. From November 1975 to April 1994, he was the lead person in the machine/welding/sheet metal/carpenter shops working on the design and fabrication of prototype scientific equipment for the Marathon Oil Company research center for Denver, Colorado from 1969 to October 1975 as the plant manager for operation engaged in manufacturing interior decorating items. Mr. Schenkier received a bachelor's degree from Metropolitan State College of Denver in 1972.

     GREGORY E. BOYD has served as the President, Treasurer, and a Director of the Company since its inception and he is currently Secretary Treasurer. He has been the secretary and a director of Sole Track Group International, Inc., a Denver, Colorado, since September 1994. He has also been a director of Sole Track, Inc., Denver, Colorado since October 1990, and from 1993 to March 1994, he was involved as a consultant with Colorado Clearwater Company, Denver, Colorado.

Conflicts of Interest

     Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

     The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

     The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

     There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10.          Executive Compensation
---------------------------------------------

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.
                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
--------------------------------------------------------------------------------
Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
 -------------------------------------------------------------------------------

Donald R. Schenkier, 1997      0     0         0           0              0
President,           1998      0     0         0           0              0
Director             1999      0     0         0           0              0
--------------------------------------------------------------------------------
Gregory E. Boyd,     1997      0     0         0           0              0
Secretary,           1998      0     0         0           0              0
Treasurer, Director  1999      0     0         0           0              0
--------------------------------------------------------------------------------

Option/SAR Grants Table (none)

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                  Directors' Compensation for Last Fiscal Year
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
--------------------------------------------------------------------------------
A. Director          0             0        0            0              0
   Donald R. Schenkier

B. Director
   Gregory E. Boyd   0             0        0            0              0



Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

        The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                 NUMBER OF SHARES      OWNERSHIP
SHAREHOLDERS BENEFICIAL OWNERS                                        PERCENTAGE
--------------------------------------------------------------------------------

Donald R. Schenkier, President & Director           333,333                23%
555 W. Peakview Avenue
Littleton, CO 80120
                                                    333,334                23%
Gregory E. Boyd, Secretary, Treasurer and Director
13105 Monaco Parkway #A
Denver, CO 80222
                                                    342,334                23.7%
Te Huey Urich, Shareholder
83855 Cobblestone St.
Highlands Ranch, CO 80126


All directors and executive                         666,667                46%
officers as a group (2 persons)

Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12.       Certain Relationships and Related Transactions
---------------------------------------------------------------

     None for fiscal year 1999.


                                    PART IV


Item 13.       Exhibits and Reports on Form 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          None

     2.   Exhibits:
          None

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #0-114873

3.2               Amendment to Articles of            Incorporated by Reference
                  Incorporation                       to Registration Statement
                                                      10SB/12(g) #0-114873


3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #0-114873

27.1              Financial Data Schedule             EX-27.1

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 13, 2000



                                  ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                  -----------------------------------------

                                              by: /s/ Donald Schenkier
                                              ------------------------
                                              Donald Schenkier
                                              President

                                              /s/  Gregory E. Boyd
                                              --------------------
                                              Gregory E. Boyd
                                              Secretary Treasurer and Director

                                              Directors:

                                              /s/Donald Schenkier
                                              -------------------
                                              Donald Schenkier


                                              /s/Gregory E. Boyd
                                              ------------------
                                              Gregory E. Boyd

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 & 1998

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0099
Member: A.I.C.P.A.                                     Fax:(303) 796-0137
Colorado Society of C.P.A.s

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Rocky Mountain Financial Enterprises, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Rocky Mountain Financial Enterprises, Inc. (A Development Stage Company) as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period December 2, 1993 (inception), through December 31, 1999, and the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Financial Enterprises, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the period, December 2, 1993 (inception) through December 31, 1999 and the fiscal years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Since its inception, the Company has lost $125,243 from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael Johnson & Co., LLC

Denver, Colorado
April 3, 2000

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                                          December 31,             December 31,
                                                                                               1999                     1998
                                                                                        ---------------------  ---------------------
ASSETS:

CURRENT ASSETS:

Cash                                                                                                      $0                     $0
                                                                                        ---------------------  ---------------------

Total Current Assets                                                                                       0                      0
                                                                                        =====================  =====================

OTHER ASSETS:
Organizational Costs

Net of Amortization                                                                                        0                      0
                                                                                        ---------------------  ---------------------

Total Other Assets                                                                                         0                      0

TOTAL ASSETS                                                                                              $0                     $0
                                                                                        =====================  =====================


LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:

Accrued Expenses                                                                                     $11,248                $10,298
Notes Payable                                                                                         52,488                 52,488
                                                                                        ---------------------  ---------------------

TOTAL CURRENT LIABILITIES                                                                             63,736                 62,786
                                                                                        ---------------------  ---------------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common Stock, no par value,  20,000,000

authorized, 1,442,028 issued and outstanding                                                          61,507                 61,507

Preferred Stock, no par value, 5,000,000
shares authorized, none issued and outstanding                                                             0                      0

Deficit Accumulated During the Development Stage                                                    (125,243)              (124,293)
                                                                                        ---------------------  ---------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                          (63,736)               (62,786)
                                                                                        ---------------------  ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                               $0                     $0
                                                                                        =====================  =====================

   The accompanying notes are an integral part of these financial statements.
                                       F-3

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                   For the              For the             December 31, 1993
                                                                  Year Ended           Year Ended           (Inception) thru
                                                                 December 31,         December 31,            December 31,
                                                                     1999                 1998                    1999
                                                              -------------------  -------------------     --------------------


INCOME

Revenue, Consulting Fees                                                   $0.00                   $0                   $8,000


OPERATING EXPENSES:                                                                                 0
Consulting Fees                                                                0                    0                   73,955
Office Expense                                                               250                   50                    8,980
Travel                                                                         0                    0                    4,989
Telephone Expense                                                              0                    0                    2,559
Professional Fees                                                              0                    0                   28,627
Rent                                                                           0                    0                   10,022
Interest Expense                                                             700                  700                    3,111
Amortization Expense                                                           0                  200                    1,000
                                                              -------------------  -------------------     --------------------

Total Operating Expenses                                                     950                  950                  133,243
                                                              -------------------  -------------------     --------------------

NET (LOSS) ACCUMULATED

DURING  THE DEVELOPMENT STAGE                                              ($950)               ($950)               ($125,243)
                                                              ===================  ===================     ====================

Weighted average number of
  shares outstanding                                                   1,442,028            1,442,028                1,442,028

Net Loss Per Common Share                                                 ($0.01)              ($0.01)                  ($0.09)
                                                              ===================  ===================     ====================


The accompanying notes are an integral part of these financial statements.
                                       F-4

                  ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                  For the                For the                December 2, 1993
                                                                Year Ended             Year Ended             (Inception) through
                                                               December 31,           December 31,               December 31,
                                                                   1999                   1998                       1999
                                                           ---------------------  ---------------------    -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                                                ($950)                 ($950)                   ($125,243)
Changes in assets and liabilities:
Increase (Decrease) in  Accrued Expenses                                     950                    950                      11,248
                                                           ---------------------  ---------------------    -------------------------

Net Cash Used in Operating Activities                                          0                      0                    (113,995)

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of Common Stock                                                       0                      0                       61,507
Funds from Notes Payable                                                       0                      0                       52,488
                                                           ---------------------  ---------------------    -------------------------
Net Cash Provided By Financing Activites                                       0                      0                      113,995

INCREASE (DECREASE) IN CASH                                                    0                      0                            0

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                0                      0                            0
                                                           ---------------------  ---------------------    -------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $0                     $0                           $0
                                                           =====================  =====================    =========================



Supplemental Cash Flow Information:
Interest paid                                                                 $0                     $0                           $0
                                                           ---------------------  ---------------------    -------------------------
Taxes paid                                                                    $0                     $0                           $0
                                                           ---------------------  ---------------------    -------------------------

   The accompanying notes are an integral part of these financial statements.
                                        F-5

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Common Stock                         During the
                                               ------------------------------------------------    Development
                                    Price per share         Shares             Amount                Stage              Totals
                                  -----------------------   ------------------  ---------------- -------------------- --------------
Balance -  December 3, 1993                                                  0                $0                   $0            $0

Stock issued for services - December 3, 1993        0.001               52,000                52                    0            52
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1993                                             52,000                52                    0            52
                                                             ------------------  ---------------- -------------------- -------------

Stock issued for services -  March 31, 1994         0.001              948,000               948                    0           948
Stock issued for cash - June 16, 1994                0.25               28,000             7,000                    0         7,000
Stock issued for cash - July 14, 1994                0.25                  800               200                    0           200
Stock issued for cash - July 15, 1994                0.25                4,000             1,000                    0         1,000
Stock Issued for cash - July 25, 1994                0.25                2,000               500                    0           500
Stock Issued for cash - July 31, 1994                0.25                2,200               550                    0           550
Stock Issued for cash - August 1, 1994               0.25                  400               100                    0           100
Stock Issued for cash - August 9, 1994               0.25               20,000             5,000                    0         5,000
Stock Issued for cash - September 13, 1994           0.25               12,000             3,000                    0         3,000
Stock Issued for services - September 15, 1994       0.25               10,000             2,500                    0         2,500
Stock Issued for services - September 21, 1994       0.25              100,000            25,000                    0        25,000
Stock Issued for cash - September 23, 1994           0.25                  160                40                    0            40
Stock Issued for cash - September 25, 1994           0.25                  200                50                    0            50
Stock Issued for cash - September 26, 1994           0.25                  268                67                    0            67
Stock Issued for cash - October 6, 1994              0.25                4,000             1,000                    0         1,000
Net loss for year                                                            0                 0              (76,381)      (76,381)
                                                             ------------------  ---------------- -------------------- -------------
Balance -   December 31, 1994                                        1,184,028            47,007              (76,381)      (29,374)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0               (8,820        (8,820)
                                                              -----------------  ---------------- -------------------- -------------
Balance -   December 31, 1995                                        1,184,028            47,007              (85,201)      (38,194)
                                                             ------------------  ---------------- -------------------- -------------

Stock issued for cash - February 15, 1996            0.25                8,000             2,000                    0         2,000
Stock issued for cash - October 26, 1996             0.05              250,000            12,500                    0        12,500
Net loss for year                                                            0                 0              (34,649)      (34,649)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1996                                          1,442,028            61,507             (119,850)      (58,343)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0               (3,493)       (3,493)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1997                                          1,442,028            61,507             (123,343)      (61,836)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0                 (950)         (950)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1998                                          1,442,028            61,507             (124,293)      (62,786)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0                 (950)         (950)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1999                                           1,442,028           $61,507            ($125,243)    ($63,736)
                                                             ==================  ================ ==================== =============

 The accompanying notes are an integral part of these financial statements.
                                        F-6



                   Rocky Mountain Financial Enterprises, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                            December 31, 1999 & 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION - NATURE OF OPERATIONS

         Rocky Mountain Financial Enterprises, Inc. (the Company) was incorporated December 2, 1993 under the laws of the State of Colorado for the purpose of engaging in the transactions of all lawful business. The Company is presently engaged in providing consulting services as to methods of obtaining financing. Activity to date has been primarily organization of the Company. Although the Company has commenced its principal business operations, the revenues therefrom are not significant enough to warrant a reclassification from the status of a company in the development stage.

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to raise additional cash as may be required, and ultimately to attain successful operations. The financial statements do not include any adjustments that might result from this outcome of this uncertainty.

         On or about March 29, 1990, the Company filed a registration statement on Form S-18 with the Securities and exchange commission, wherein the company attempted to register 20,000 Units, each Unit consisting of 100 shares of the Company's Common Stock and 100 Class A, Class B, and Class C Common Stock Purchase Warrants. The company prior to effectiveness subsequently voluntarily abandoned this registration statement. Other than filing of the aforesaid registration statements, the only activities undertaken by the Company since its inception has been the issuing of 4,500,000 shares of the Company's Common Stock to its original shareholders, which stock was issued in exchange for aggregate cash consideration of $13,500. Each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's Common Stock until such time as the Company has successfully consummated a merger or acquisition has been consummated. Also, each shareholder has agreed to place their respective stock certificates with the Company's legal counsel who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.

         BASIS OF PRESENTATION:  DEVELOPMENT STAGE COMPANY

         The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         The Company's fiscal year end is December 31.

                   Rocky Mountain Financial Enterprises, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                            December 31, 1999 & 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED):


         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

                         Manufacturing Equipment 5 years
                          Furniture & Equipment 5 years

         REVENUE RECOGNITION

         Product Sales are sales of on-line products and specialty items. Revenue is recognized at the time of sale. Accounts Receivable are written off when deemed uncollectable.

NOTE 2 - RELATED PARTY TRANSACTIONS:

         SHORT TERM BORROWING FROM SHAREHOLDERS

         Shareholders of the Company provided services and advanced cash to the Company for operations. Certain of these transactions resulted in notes being issued that are still outstanding at December 31, 1999.

NOTE 3 - STOCKHOLDERS' EQUITY:

         Of the 20,000,000 shares of no par value common stock authorized, 1,000,000 shares were issued to the officers of the Corporation for services rendered. These services were valued at $1,000 and were included in the organizational costs.



                   Rocky Mountain Financial Enterprises, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                            December 31, 1999 & 1998

NOTE 4 - NOTES PAYABLE:

        Notes Payable consists of the following:

        Notes Payable to G. Paul Music Ltd., 7% annual rate, note stated
        September 19, 1994 and matured May 31, 1995:                                  $10,000

        Notes Payable to Sole Track, Inc.,
        Non-interest bearing and uncollateralized.  Due on Demand                      17,488

        Notes Payable to Steven L. Earley for $25,000 for consideration of making the loan Mr. Earley was given 250,000 shares.  This Note is a
        non-interest bearing demand note.                                              25,000
                                                                                   ----------

        TOTAL NOTES PAYABLE                                                           $52,488
                                                                                      =======


NOTE 5 - INCOME TAXES:

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

         The Company has deferred income tax assets that have been fully reserved as follows:

             Deferred tax assets

             Net operating loss carryforwards                         $ 125,243
             VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS               (125,243)
                                                                       --------
             NET DEFERRED TAX ASSETS                                  $ -
                                                                       ========

         At December 31, 1999, the Company had net operating loss carryforwards of approximately $46,258 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the indicated years:

                      2008 -         $76,381            2009 -          $8,820
                      2010 -         $34,649            2011 -          $3,493
                      2012 -            $950            2013 -            $950

                   Rocky Mountain Financial Enterprises, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                            December 31, 1999 & 1998

NOTE 6 GOING CONCERN:

         The Company is a development state company, and as such is dependent upon its ability to raise capital through private and public funding. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued
         operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.