Form 10QSB
period 2000-03-31
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2000-04-28
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                                     Washington, DC 20549

                                          FORM 10QSB


                         Quarterly Report under Section 13 or 15(d) of
                              the Securities Exchange Act of 1934


For Quarter Ended                           Commission File Number
March 31, 2000                              0114873


                          ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          ------------------------------------------
                    (Exact name of registrant as specified in its charter)


               Colorado                     84-1384961
               --------                     ----------
        (State of incorporation)            (I.R.S. Employer
                                                   Identification No.)

                    10200 W. 44th  Avenue,  Suite  400,  Wheat  Ridge,  CO 80033
                    ------------------------------------------------------------
                      (Address of principal executive offices) (Zip Code)

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

                                    Yes  X       No ___
                                        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         1,875,056 common shares as of March 31, 2000



Part I:  FINANCIAL INFORMATION

                          ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                 (A Development Stage Company)
                                   (Unaudited)

                                        BALANCE  SHEETS  (Stated in US  Dollars)
                                    (Unaudited--See Note 1)


                                            ASSETS
                                            ------
                                                          Mar. 31,              Dec. 31,
                                                          2000                  1999
                                                          ----                  ----


Current

 Cash                                                               $0                      $0

                                                                    $0                      $0

                   LIABILITIES
                   -----------

Current

  Accounts payable                                              67,736                 $63,736

              STOCKHOLDERS' EQUITY

Preferred stock, no par value, 5,000,000 shares authorized, none issued

Common stock, no par value 20,000,000 shares
authorized; 1,875,056 issued & outstanding
                                                                61,507                  61,507

Deficit accumulated during the development stage             (129,243)               (125,243)

Total Stockholders' Equity                                    (67,736)                (67,736)

                                                                    $0                      $0



                                    SEE ACCOMPANYING NOTES
                                              F-1

                          ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                 (A Development Stage Company)

                                    STATEMENT OF OPERATIONS
               for the three and nine month periods ended March 31, 2000 & 1999
                                    (Stated in US Dollars)
                                   (Unaudited - See Note 1)



                                                       Three months ending
                                                            Mar. 31
                                                         1999         1998
                                                         ----         ----


Expenses

 Amortization                                           $-                $-

 General & Admin   Expenses
                                                         -                 -

Accounting fees                                     $4,000                $-

Net income (loss) for the period
                                                     4,000                 -

Net income (loss) per share                        ($.002)                 -

Weighted average number of common shares         1,875,056         1,442,028
outstanding



                                    SEE ACCOMPANYING NOTES
                                              F-2



                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                for the nine months ended March 31, 2000 and 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                                      Three months ended
                                                                      ------------------

                                                         March 31, 2000           March 31, 1999

Cash flow to operating activities:
Net gain (loss)
                                                                 $4,000                       $0

Adjustments to reconcile net loss to net
cash used in operations
Accounts payable
Management fees                                                   4,000                        -
Amortization                                                          0                        -
Changes in non-cash items:                                            -                        -
Accounts payable
                                                                      0                        0

Net cash used in operating activities
                                                                (4,000)                        -

Cash flows to investing
activities                                                            -                        -
Organization costs

Net cash used in investing activities:
                                                                      -                        -

Cash flows to financing activities:
Proceeds from issuance of common stock
Payment of offering costs
Contributed capital                                                   -                        -
                                                                      -                        -
                                                                      -                        -

Net cash provided by financing activities
                                                                      -                        -

Net increase in cash                                                  -                        -

Cash, beginning of period                                             0                        0

Cash, end of period                                                  $0                       $0

                             SEE ACCOMPANYING NOTES
                                       F-3

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 2000
                                    Unaudited

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

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 2000
                                    Unaudited


3.  Stockholders' Equity

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        ------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1999 COMPARED TO THE SAME PERIOD
        ------------------------------------------------------------------------
IN 1998.
--------

The Company experienced no expenses for the three month period in 1999 and $0 in 1998. The Company had no revenues for the period in 1999 or 1998. The Company recorded no income or loss for the period in 1999 or in the same period 1998. The Company will probably experience losses until income can be achieved through business operations. While the Company is seeking capital sources for investment; there is no assurance that such can be found.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE
--------------------------------------------------------------------------------
SAME PERIOD IN 1998.
--------------------

The Company had no revenues from operations for the nine month period in 1999 or in 1998. The Company incurred no operating operating expenses in the period in 1999, and no expenses in 1998 and no profit or loss in 1998 or 1999. The Company had no income or loss in the period in 1999 and in the period in 1998, the Company had no income or loss.

Losses on operations may occur until business revenues can be achieved of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                                  PART II - OTHER INFORMATION
                                  ---------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

               None

ITEM 2. CHANGES IN SECURITIES
        ---------------------

               On February 20, 2000, the company and the board of Directors adopted a resolution and effected a dividend of one share for one share held its shareholders. The three principal shareholders waived their participation in the dividend. The company now has 1,875,056 shares issued and outstanding.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
        ------------------------------

               None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

               None

ITEM 5. OTHER INFORMATION
        -----------------

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

          No reports on Form 8-K were made for the period for which this report is filed.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December _____, 1999



                             ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.



                             ------------------------------------------
                             Gregory Boyd, President