Form 10QSB
period 1999-09-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2000-08-09
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
September 30, 1999                                            0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                           84-1384961
         ------------------------                    --------------------
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

                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,442,028 common shares as of September 30, 1999

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


                                                      ASSETS
                                                                       Sept. 30,                 December 31,
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
                                                               ======================== ==============================



                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                    ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                       for the three and six month periods ended September 30, 1999 and 1998
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)



                                                    Three months ending                Nine months ending
                                                       September 30                       September 30,
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
                                                 ==================== ===================== ====================  ==================


                                              SEE ACCOMPANYING NOTES
                                                        F-2



                                            ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                                      STATEMENT OF CASH FLOWS
                                          for the nine months ended June 30, 1999 and 1998
                                                      (Stated in US Dollars)
                                                     (Unaudited - See Note 1)

                                                                                          Nine months ended

                                                                      September 30, 1999              September 30, 1998
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
                                                       ================================= ===============================



                             SEE ACCOMPANYING NOTES
                                       F-3

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 1999
                                    Unaudited

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

Cash Equivalents:
-----------------

For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Estimates:
----------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss Per Share:
-------------------

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 1999
                                    Unaudited


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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE SAME PERIOD IN 1998.

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

Date: August 8, 2000



                                     ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                                     /s/ Gregory Boyd
                                     -------------------------------------------
                                     Gregory Boyd, President