Form 10QSB
period 2000-06-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2000-08-15
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
June 30, 2000                                                 0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                           84-1384961
         ------------------------                    --------------------
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

                   1,875,056 common shares as of June 30, 2000

Part I:  FINANCIAL INFORMATION


                                            ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                                   (A Development Stage Company)
                                                            (Unaudited)

                                              BALANCE SHEETS (Stated in US Dollars)
                                                     (Unaudited--See Note 1)


                                                      ASSETS
                                                                       June 30,                  December 31,
                                                                       2000                      1999

Current
 Cash                                                                                $0                             $0
                                                               ------------------------ ------------------------------
                                                                                     $0                             $0
                                                               ======================== ==============================
                                                      LIABILITIES
                                                               ======================== ==============================
Current
  Accounts payable                                                               67,736                        $63,736
                                                               ------------------------ ------------------------------
                                                 STOCKHOLDERS' EQUITY
                                                               ------------------------ ------------------------------
Preferred stock, no par value,
5,000,000 shares authorized, none
issued

Common stock, no par value
20,000,000 shares authorized;
1,875,056 issued & outstanding                                                   61,940                         61,507
Deficit accumulated during the                                                (129,676)                      (125,243)
development stage
                                                               ------------------------ ------------------------------
Total Stockholders' Equity                                                     (67,736)                       (63,736)
                                                               ------------------------ ------------------------------
                                                                                     $0                             $0
                                                               ======================== ==============================



                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                    ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                        for the three and six month periods ended June 30, 2000 and 1999
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)



                                                    Three months ending                 Six months ending
                                                          June 20                             June 30
                                                          -------                            --------
                                                     2000        1999                   2000              1999
                                                     ----        ----                   ----              ----

Expenses
 Amortization                                                $-                    $-                   $-                    $-
 General & Admin   Expenses
 Accounting fees                                              -                     -               (4,000)                    -
 Management fees                                             $0                    $-                    0                    $-
                                                 -------------------- --------------------- --------------------  ------------------
Loss before the following:                                    0                     -               (4,000)                    -
Unauthorized distribution                                     -                     -                    -                     -
Gain on Settlement of debt                                    0                     -                    0                     -
                                                 -------------------- --------------------- --------------------  ------------------
Net income (loss) for the
period                                                        0                     -               (4,000)                    -
                                                 ==================== ===================== ====================  ==================
Net income per share                                          -                     -                  (.0)                    -
                                                 ==================== ===================== ====================  ==================
Weighted average number of
common shares outstanding                             1,875,056             1,442,028            1,875,056             1,442,028
                                                 ==================== ===================== ====================  ==================


                                              SEE ACCOMPANYING NOTES
                                                        F-2

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 2000 and 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                              Six months ended

                                          June 30, 2000            June 30, 1999
                                       --------------------- -------------------

Cash flow to operating activities:
Net gain (loss)                                      ($4,000)                 $0
Adjustments to reconcile net
loss to net cash used in
operations
Accounts payable                                           0                   -
Management fees                                            0                   -
Amortization                                               -                   -
Changes in non-cash items:
Accounts payable                                       4,000                   0
                                       --------------------- -------------------
Net cash used in operating
activities                                                 -                   -
                                       --------------------- -------------------
Cash flows to investing
activities                                                 -                   -
Organization costs
                                       --------------------- -------------------
Net cash used in investing
activities:                                                -                   -
                                       --------------------- -------------------
Cash flows to financing
activities:
Proceeds from issuance of
common stock                                               -                   -
Payment of offering costs                                  -                   -
Contributed capital                                        -                   -
                                       --------------------- -------------------
Net cash provided by
financing activities                                       -                   -
                                       --------------------- -------------------
Net increase in cash                                       -                   -
Cash, beginning of period                                  0                   0
                                       --------------------- -------------------
Cash, end of period                                       $0                  $0
                                       ===================== ===================


                             SEE ACCOMPANYING NOTES
                                       F-3

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Common Stock                         During the
                                               ------------------------------------------------    Development
                                    Price per share         Shares             Amount                Stage              Totals
                                  -----------------------   ------------------  ---------------- -------------------- --------------
Balance -  December 3, 1993                                                  0                $0                   $0            $0

Stock issued for services - December 3, 1993        0.001               52,000                52                    0            52
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1993                                             52,000                52                    0            52
                                                             ------------------  ---------------- -------------------- -------------

Stock issued for services -  March 31, 1994         0.001              948,000               948                    0           948
Stock issued for cash - June 16, 1994                0.25               28,000             7,000                    0         7,000
Stock issued for cash - July 14, 1994                0.25                  800               200                    0           200
Stock issued for cash - July 15, 1994                0.25                4,000             1,000                    0         1,000
Stock Issued for cash - July 25, 1994                0.25                2,000               500                    0           500
Stock Issued for cash - July 31, 1994                0.25                2,200               550                    0           550
Stock Issued for cash - August 1, 1994               0.25                  400               100                    0           100
Stock Issued for cash - August 9, 1994               0.25               20,000             5,000                    0         5,000
Stock Issued for cash - September 13, 1994           0.25               12,000             3,000                    0         3,000
Stock Issued for services - September 15, 1994       0.25               10,000             2,500                    0         2,500
Stock Issued for services - September 21, 1994       0.25              100,000            25,000                    0        25,000
Stock Issued for cash - September 23, 1994           0.25                  160                40                    0            40
Stock Issued for cash - September 25, 1994           0.25                  200                50                    0            50
Stock Issued for cash - September 26, 1994           0.25                  268                67                    0            67
Stock Issued for cash - October 6, 1994              0.25                4,000             1,000                    0         1,000
Net loss for year                                                            0                 0              (76,381)      (76,381)
                                                             ------------------  ---------------- -------------------- -------------
Balance -   December 31, 1994                                        1,184,028            47,007              (76,381)      (29,374)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0               (8,820        (8,820)
                                                              -----------------  ---------------- -------------------- -------------
Balance -   December 31, 1995                                        1,184,028            47,007              (85,201)      (38,194)
                                                             ------------------  ---------------- -------------------- -------------

Stock issued for cash - February 15, 1996            0.25                8,000             2,000                    0         2,000
Stock issued for cash - October 26, 1996             0.05              250,000            12,500                    0        12,500
Net loss for year                                                            0                 0              (34,649)      (34,649)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1996                                          1,442,028            61,507             (119,850)      (58,343)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0               (3,493)       (3,493)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1997                                          1,442,028            61,507             (123,343)      (61,836)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0                 (950)         (950)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1998                                          1,442,028            61,507             (124,293)      (62,786)
                                                             ------------------  ---------------- -------------------- -------------

Net loss for year                                                            0                 0                 (950)         (950)
                                                             ------------------  ---------------- -------------------- -------------
Balance - December 31, 1999                                           1,442,028           $61,507            ($125,243)    ($63,736)
                                                             ------------------  ---------------- -------------------- -------------
Stock dividend declared & issued (see Note 7)                           433,028               433                 (433)           0

Net Loss for six months                                                                                         (4,000)      (4,000)
                                                             ------------------  ---------------- -------------------- -------------
                                                                      1,875,056            61,940             (129,676)     (67,736)
                                                             ==================  ================ ==================== =============


 The accompanying notes are an integral part of these financial statements.
                                        F-4

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2000
                                    Unaudited

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

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2000
                                    Unaudited


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

7. On February 20, 2000, the Company approved and effected a one for one dividend to shareholders. Existing management/principal shareholders waived participation in the dividend.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 2000 COMPARED TO THE SAME PERIOD IN 1999.

The Company experienced no expenses for the three month period in 2000 and $0 in 1999. The Company had no revenues for the period in 2000 or 1999. The Company recorded no income or loss for the period in 2000 or in the same period in 1999. The Company will probably experience losses until income can be achieved through business operations. While the Company may seek capital sources for investment; there is no assurance that such can be found.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SAME PERIOD IN 1999.

The Company had no revenues from operations for the six month period in 2000 or in 1999. The Company incurred operating operating expenses of $4,000 for audit costs in the period in 2000. The Company had no income or loss in the period in 1999 compared to a loss of ($4,000) for the period in 2000.

Losses will probably continue until business revenues can be achieved of which there is no assurance.

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

Date: August 14, 2000



                                     ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                                     /s/ Gregory Boyd
                                     -------------------------------------------
                                     Gregory Boyd, President