Form 10QSB
period 2000-09-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2000-10-23
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
September 30, 2000                                              0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                           84-1384961
         ------------------------                    --------------------
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

                 19,737,432 common shares as of October 17, 2000

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


                                                      ASSETS
                                                                       September 30,             December 31,
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
                                                               ======================== ==============================



                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                    ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                        for the three and nine month periods ended September 30, 2000 and 1999
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)



                                                    Three months ending                 Nine months ending
                                                        September 20                       September 30
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
                                                 ==================== ===================== ====================  ==================


                                              SEE ACCOMPANYING NOTES
                                                        F-2

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                for the nine months ended June 30, 2000 and 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                              Nine months ended
                                       September 30, 2000     September 30, 1999
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
                                                             ==================  ================ ==================== =============


 The accompanying notes are an integral part of these financial statements.
                                        F-4

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000
                                    Unaudited

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

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000
                                    Unaudited


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 2000 COMPARED TO THE SAME PERIOD IN 1999.

The Company experienced no expenses for the quarter in 2000 and $0 in 1999. The Company had no revenues for the period in 2000 or 1999. The Company recorded no income or loss for the period in 2000 or in the same period in 1999. The Company will probably experience losses until income can be achieved through business operations. While the Company may seek capital sources for investment; there is no assurance that such can be found.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE SAME PERIOD IN 1999.

The Company had no revenues from operations for the nine month period in 2000 or in 1999. The Company incurred operating operating expenses of $4,000 for audit costs in the period in 2000. The Company had no income or loss in the period in 1999 compared to a loss of ($4,000) for the period in 2000.

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

Date: October 20, 2000



                                     ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                                     /s/ Chris Meaux
                                     -------------------------------------------
                                     Chris Meaux, President