Form 10QSB/A
period 2000-03-31
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2000-12-06
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


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



                                    SEE ACCOMPANYING NOTES
                                              F-1

                          ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                 (A Development Stage Company)

                                    STATEMENT OF OPERATIONS
               for the three and nine month periods ended March 31, 2000 & 1999
                                    (Stated in US Dollars)
                                   (Unaudited - See Note 1)



                                                       Three months ending
                                                            Mar. 31
                                                         2000         1999
                                                         ----         ----


Expenses

 Amortization                                           $-                $-

 General & Admin   Expenses
                                                         -                 -

Accounting fees                                     $4,000                $-

Net income (loss) for the period                    (4,000)                -

Net income (loss) per share                         ($.002)                -

Weighted average number of common shares         1,875,056         1,442,028
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

                                                                      Three months ended
                                                                      ------------------

                                                         March 31, 2000           March 31, 1999

Cash flow to operating activities:
Net gain (loss)
                                                                ($4,000)                      $0

Adjustments to reconcile net loss to net
cash used in operations
Accounts payable
Management fees                                                   4,000                        -
Amortization                                                          0                        -
Changes in non-cash items:                                            -                        -
Accounts payable
                                                                      0                        0

Net cash used in operating activities                                 0                        -

Cash flows to investing
activities                                                            -                        -
Organization costs

Net cash used in investing activities:
                                                                      -                        -

Cash flows to financing activities:
Proceeds from issuance of common stock
Payment of offering costs
Contributed capital                                                   -                        -
                                                                      -                        -
                                                                      -                        -

Net cash provided by financing activities
                                                                      -                        -

Net increase in cash                                                  -                        -

Cash, beginning of period                                             0                        0

Cash, end of period                                                  $0                       $0

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        ------------------------------------------------------------------------
OPERATIONS
----------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE
--------------------------------------------------------------------------------
SAME PERIOD IN 1999.
--------------------

The Company had no revenues from operations for the nine month period in 2000 or in 1999. The Company incurred operating expenses in the period in 2000, and no expenses in 1999. The Company had a loss in the period in 2000 of ($4,000) and in the period in 1999, the Company had no income or loss.

Losses on operations may occur until business revenues can be achieved of which there is no assurance. While the Company is seeking capital sources for investment; there is no assurance that such can be found.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


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

Date: December 6, 2000



                             ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                             /s/ Gregory Boyd
                             ------------------------------------------
                             Gregory Boyd, President