Form 10KSB
period 2000-12-31
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2001-05-17
CIK 927131

SECURITIES EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Annual Report Pursuant to

                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                        Commission file number 0-114873

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

   Colorado                                           84-1251078
------------------------                          --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

           402 NORTH CARROLL AVENUE, SUITE 110, SOUTHLAKE, TEXAS 76092
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 817-410-3780

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

State issuer's revenues for its most recent fiscal year. $878,551

Transitional Small Business Disclosure Format:

                             ______ Yes ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $1,700,000

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2000: 19,871,328

                                TABLE OF CONTENTS

                                     PART I

                                                                      Page

Item 1.      Business ..................................                4

Item 2.      Properties ................................                16

Item 3.      Legal Proceedings..........................                16

Item 4.      Submission of Matters to a Vote of
             Security Holders..........................                 16

                                     PART II

Item 5.      Market for Registrant's Common Stock and

             Security Holder Matters ..................                 17

Item 6.      Management's Discussion and Analysis of
             Financial Condition and Results of

             Operations ...............................                 18

Item 7.      Financial Statements and Supplementary Data..              18

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....                19

                                    PART III

Item 9.      Directors and Executive Officers of the

             Registrant.................................                20

Item 10.     Executive Compensation......................               24

Item 11.     Security Ownership of Certain Beneficial
             Owners and Management......................                26

Item 12.     Certain Relationships and Related
             Transactions...............................                27

                                     PART IV

Item 13.     Exhibits, Financial Statement Schedule
             and Reports on Form 8-K....................                27

             Index......................................                28

             Signature Page ..........................                  29

                                     PART I

Item 1.  Description of Business.
         ------------------------

     Pursuant to the Plan and Agreement of Merger dated November 21, 2000, between Comercis, Inc., a Delaware corporation, ("Comercis") and Rocky Mountain Financial Enterprises, Inc., a Colorado corporation ("RMFE") RMFE exchanged .85 shares of common stock of RMFE for each of the outstanding and issued shares of Comercis, for a total of 18,234,805 shares. In addition, RMFE issued Shareholders of Comercis a Warrant to purchase an additional .25 shares of RMFE for $0.01 for each share of Comercis previously owned, for a total of 5,363,178 additional shares.

     On November 21, 2000, the Board of Directors of Comercis by unanimous consent adopted the Plan of Merger. No shareholder approval was required by RMFE as a result of Comercis' purchase of 90.5% of the authorized stock on October 7, 2000. On December 13, 2000 the Comercis Shareholders at their Special Meeting of Shareholders approved the Plan and Agreement of Merger whereby Comercis merged into Rocky Mountain Financial Enterprises, Inc. The merger was completed in December 2000. The transaction was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended ("IRC").

     Comercis, Inc. ("Comercis" or the "Company"), was founded in 1998 and is based in Southlake, Texas. The Company was founded to develop software that provides the concept, creation, execution, promotion and management of web-sites for small businesses. The Company attempted to deploy its business-to-business internet applications through Internet Service Providers (ISP's), Application Service Providers (ASP's), Competitive Local Exchange Carriers (CLEC's), independent yellow page directory publishers, business associations and tradeshow organizations around the world. Comercis owns two inactive subsidiaries, Netcities.com and eTradeshow.com.

     Due to the internet business collapse, all businesses being attempted have been suspended. The Company is now seeking other business opportunities for acquisition or merger. At the date of this report no targets have been identified nor are any negotiations in process.

General
-------

     The Company was incorporated under the laws of the State of Colorado on December 2, 1993, and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. From the period of 1994 through 1996, the company had minimal revenues from consulting services as to methods of obtaining financing debt and equity for client businesses in the start-up stage. It prepared a Registration Statement for a public offering under the Securities Act of 1933 but never made it effective and it was withdrawn in 1995. The company has ceased, in 1997, all consulting activities. The company has no commercial operations as of date hereof. The company had no full-time employees and owned no real estate until October 2000 when it entered into a transaction to merge with Comercis, Inc.

     Comercis, Inc. ("Comercis" or the "Company"), was founded in 1998 and is based in Southlake, Texas. The Company was founded to develop software that provides the concept, creation, execution, promotion and management of web-sites for small businesses. On November 21, 2000, the Board of Directors of Comercis by unanimous consent adopted the Plan of Merger. No shareholder approval was required by RMFE as a result of Comercis' purchase of 90.5% of the authorized stock on October 7, 2000. On December 13, 2000 the Comercis Shareholders at their Special Meeting of Shareholders approved the Plan and Agreement of Merger whereby Comercis merged into Rocky Mountain Financial Enterprises, Inc. The merger was completed in December 2000. Comercis was founded to develop software that provides the concept, creation, execution, promotion and management of web-sites for small businesses. The Company attempted to deploy its business-to-business internet applications through Internet Service Providers (ISP's), Application Service Providers (ASP's), Competitive Local Exchange Carriers (CLEC's), independent yellow page directory publishers, business associations and tradeshow organizations around the world. Comercis owns two inactive subsidiaries, Netcities.com and eTradeshow.com.

     Due to the internet business collapse, all businesses being attempted have been suspended. The Company is now seeking other business opportunities for acquisition or merger. At the date of this report no targets have been identified nor are any negotiations in process.

     The Company is currently a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

Administrative Offices
----------------------

     The Company currently maintains a mailing address at 402 North Carroll Avenue, Suite 110, Southlake, Texas 76092. The Company's telephone number is 817-410-3780. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

Item 2.           Property
------------------------------

     The Company does not own any real property and has no long-term commitments to lease any space. The Company currently leases an office facility on a month-to-month basis at 402 North Carroll Avenue, Suite 110, Southlake, Texas 76092.

Item 3.           Legal Proceedings
-----------------------------------

     The Company is a party to the following legal proceedings at year end 2000:

SCBP-A V. COMERCIS, INC.:

     This suit is by the landlord from Comercis' former headquarters at 500 Nolen Drive in Southlake, Texas. The Company abandoned the building on December 5, 2000. Landlord has filed a motion for summary judgment for $800,000 of lease termination liability in this legal action. The Company's maximum exposure should be $800,000 if the summary judgment is granted by the courts.

QUALITY QUEST v. BUSINESS WEB, INC.

     This is a collection suit filed by a recruiting firm previously used by the company, claiming unpaid compensation of at least $138,000. $120,000 of this was paid in Comercis stock in accordance with Comercis' management's interpretation of the contract with them. Quality Quest is suing to force the Company to take the stock back and give them cash. The total exposure is estimated by management to be approximately $138,000, plus punitive damages such are awarded.

COMFORCE INFORMATION TECH v. COMERCIS, INC.

     This collection suit is brought by another recruiting firm seeking unpaid commissions of $22,000, plus attorney fees of $5,000. They have already received a judgement.

RCG INFORMATION TECHNOLOGY v. BUSINESS WEB, INC.

     RCG is suing for payment of a past due note and breach of contract in the amount of $190,219.86 arising out of unpaid amounts charged to Comercis for software and services.

COMPUTER STAFF v. COMERCIS, INC.

     Plaintiff has received a judgement in the amount of $44,000 in this collection suit.

GLYNN & FINLEY v. COMERCIS, INC.

     Plaintiff is suing for $7,914 in unpaid legal fees.

SUNRISE INTERNATIONAL LEASING v. COMERCIS, INC.

     Plaintiff is suing for unpaid equipment lease payments and possession of equipment totaling $428,834.

ACCOUNTING SOLUTIONS v. COMERCIS, INC.

     Plaintiff seeks $15,000 for unpaid amounts on services rendered to Comercis.

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

                                 2000                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                1.00         .0625

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

     As of December 31, 2000, there were 52 record holders of the Company's common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     During 2000 Comercis pursued its business plan of developing software that provides the concept, creation, execution, promotion and management of web-sites for small businesses. The pursuit of that plan was dependent upon continuing infusions of capital in order to develop the Company's products, implement marketing and sales strategies and produce and distribute the software products. Unfortunately, in the spring of 2000, the financial markets providing capital for companies such as Comercis turned sharply downward, ending the Company's ability to attract funding sufficient to execute its business plan. Throughout the summer and fall of 2000, the Company pursued several revised strategies for developing markets for its technology assets and attracting the capital to execute those strategies, with little success. In late 2000 the Company released substantially all of its employees and suspended operations. The Company at year end had no capital, no cash, and limited assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

     Results of Operations for the year ended December 31, 2000, compared to year ended December 31, 1999

--------------------------------------------------------------------------------

     The Company incurred expenses totaling $14,056,823 in 2000 compared to $9,319,298 in 1999. The Company had revenues in 2000 of $878,551 and $326,928 in
1999. The net loss for 2000 was  ($23,091,446) and ($8,993,734) in 1999. The net
loss per share was ($1.36) in 2000 and ($0.70) in 1999. All operations were suspended at year end 2000 due to lack of capital, and inability to raise capital. The Company business was reliant on internet business ideas and expansion, and when such market declined, the Company businesses failed. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no cash and virtually no tangible assets, except leased or pledged computer equipment. The Company needed and still needs significant capital infusion to conduct any business operations, and it has no operations at this time. The current debt exceeds current assets by ($10,638,363) and the Company is unable to carry on business of any type at this time.

Item 7.           Financial Statements and Supplementary Data
-------------------------------------------------------------

                  Please refer to pages F-1 through F-17.

Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

(A)

     Michael B. Johnson & Company, CPA's of Denver, Colorado were retained in 1996 as auditors for the Company for fiscal year 1995 and thereafter.

     In connection with the merger of Comercis, Inc. into Rocky Mountain Financial Enterprises, Inc., on February 1, 2001, the new Board of Directors of RMFE has dismissed Michael Johnson & Co., LLC as its independent accountants.

     The report of Michael Johnson & Co., LLC for the December 31, 1999 financial statements contained an opinion which noted that substantial doubt existed as to the ability of RMFE to continue as a going concern. Other than that, the report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     The RMFE Audit Committee participated in and approved the decision to change independent accountants.

     In connection with its audits for the two most recent fiscal years and through February 1, 2001, there have been no disagreements with Michael Johnson & Co., LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreement, if not resolved to the satisfaction of Michael Johnson & Co., LLC, would have caused them to reference thereto in their report on the financial statements for such years.

(B)   NEW INDEPENDENT ACCOUNTANTS

     The Company engaged Jackson & Rhodes, P.C. as its new independent accountants as of February 1, 2001. During the two most recent fiscal years and through February 1, 2001, the Company has not consulted with Jackson & Rhodes, P.C. on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as defined in Regulation S-K Item 304 (a) (2)).

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------

     (a) The following persons are currently serving as directors and Executive Officers of the Company. Certain information regarding each director is set forth below, including each individual's principal occupation, and the year in which the individual was elected a director of the Company or one of its predecessor companies.

                                                                       Period of
                                                                      Service As
                                                                   An Officer Or

      Name                       Age         Position(s)         Director
---------------------------- -----------  ---------------------  ---------------
Chris Meaux                     32         President, CEO        Since October
                                           and Director          17, 2000

Robert W. Gallagher             37         Executive V.P.        Since October
                                           Secretary &           17, 2000
                                           Director

August J. Rantz, III            50         Chairman of the       Since October
                                           Board & Director      17, 2000

Kenneth F. Reimer               61         Director              Since October
                                                                 17, 2000
                                                                 (resigned 5/01)

Randall P. Stern                47         Director              Since October
                                                                 17, 2000
                                                                 (resigned 4/01)

Donald R. Schenkier             50         President & Director  Resigned
                                                                 October 2000

Gregory Boyd                    44         Secretary, Treasurer  Resigned
                                           and Director          October 2000

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

(b)  Identification of Certain Significant Employees.  None

(c)  Family Relationships.  None

(d)  Business Experience

     The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

     CHRIS MEAUX, age 32, is President of Rocky Mountain Financial Enterprises, Inc. as of October 17, 2000. He served as CEO of Rocky Mountain Financial Enterprises, Inc. until February 1, 2001. Mr. Meaux co-founded Comercis, Inc. and served as its Chairman and Chief Executive Officer since October 1998. From 1995 to 1998, Mr. Meaux was Director of e-commerce at Network Associates, Inc. where he developed and executed Network Associates, Inc.'s Internet commerce model. Before that, he was Director of European Distribution and Retail Sales for Network Associates. Prior to Network Associates, Mr. Meaux was regional manager for OCLI, a computer accessories manufacturer, and regional manager for Hyundai Electronics America. Mr. Meaux attended Louisiana State University from 1986 to 1990.

     DR. ROBERT W. GALLAGHER, age 37, has been Executive Vice President, Secretary and Director of Rocky Mountain Financial Enterprises, Inc. since October 17, 2000. He co-founded Comercis and is Executive Vice President for and a member of the board of directors of Comercis, Inc. Dr. Gallagher was an orthodontist in the Dallas-Fort Worth area. In January 1997, Dr. Gallagher co-founded Orthosolutions, Inc., an orthodontics software company, and served as its Vice President until March of 1998. Dr. Gallagher attended the University of Texas at Arlington from 1982 to 1986 as a mechanical engineering major. He then attended Dental School at the University of Texas at San Antonio (1986 to 1990) where he received his D.D.S. and Baylor College of Dentistry in Dallas where he received his M.S. in Orthodontics.

     AUGUST J. RANTZ, III, age 50, has been Chairman of the Board and director of Rocky Mountain Financial Enterprises, Inc. since October 17, 2000. He has served as a Director of Comercis since February 1999. Mr. Rantz founded Quality Medical Management and serves as the Chief Executive Officer. Mr. Rantz was Chief Executive Officer of Phoenix Medical Management, Inc., a medical management services organization.

     KENNETH F. REIMER, age 61, has been director of Rocky Mountain Financial Enterprises, Inc. since October 17, 2000. He is currently Chairman for two entrepreneurial start-up ventures, Baker Bros American Deli and IvyGlen Schools. He also provides strategic direction, finance, and policy/governance advisory services to CEO's and/or Boards of Directors and entrepreneurs. Mr. Reimer served as President and CEO of Furrs/Bishops, Inc. and Roma Corp. from 1984 to 1996. He was E.V.P. and Chief Operating Officer of Lehndorff Group and of Reserve Life Insurance Company. He served as E.V.P. and Chief Financial Officer of Austin Industries and H.S. Miller Companies. Mr. Reimer has a B.S. in Commerce-Accounting from St. Edward's University (1961), an MBA in Finance from Texas Tech University (1962) and a Ph.D. in Management from Johnson & Wales University, Providence, RI (1992). Mr. Reimer resigned in May 2001 as director.

     RANDALL P. STERN, age 47, has been a director of the Company since October 17, 2000. Mr. Stern was a director of Comercis, Inc. since April 2000. Mr. Stern has been a Managing Director in the Corporate Finance Department of Burnham Securities Inc., a New York-based investment banking firm since 1995. Mr. Stern has been involved in a number of early stage and venture capital raising efforts as well as advisory assignments, particularly in the healthcare and information technology industries. From 1989 to 1995 Mr. Stern was President of Boone Capital Corp., an investment banking firm which he founded, specializing in providing financial advisory services to small, privately held companies. In 1988 Mr. Stern joined Marigold Enterprises, Inc. where he headed up acquisition and investment groups. From 1980 to 1988 Mr. Stern was a senior manager with DnC America Banking Corporation, responsible for U.S. Loan activities. Mr. Stern received his B.A. from Middlebury College (1975) and his M.B.A. from New York University (1978). Mr. Stern resigned in April 2001 as director.

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

Item 10.          Executive Compensation
---------------------------------------------

     During the fall of 2000, the Company suspended payment of cash compensation to all officers, accruing salaries on a non-interest-bearing basis.

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
--------------------------------------------------------------------------------
Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
--------------------------------------------------------------------------------
Chris Meaux          2000   175,000  0         0           0           187,500
President, CEO
--------------------------------------------------------------------------------
Robert W. Gallagher  2000   145,000  0         0           0           120,000
Executive V.P. &
Secretary
--------------------------------------------------------------------------------
Donald R. Schenkier, 1998      0     0         0           0              0
President,           1999      0     0         0           0              0
Director             2000      0     0         0           0              0
(resigned Oct. 2000)
--------------------------------------------------------------------------------
Gregory E. Boyd,     1998      0     0         0           0              0
Secretary,           1999      0     0         0           0              0
Treasurer, Director  2000      0     0         0           0              0
(resigned Oct. 2000)
--------------------------------------------------------------------------------

Option/SAR Grants Table (none)

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                  Directors' Compensation for Last Fiscal Year
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
--------------------------------------------------------------------------------
A. Director          0             0        0            0              0
   Chris Meaux

B. Director
   Robert W.         0             0        0            0              0
   Gallagher

C. Director          0             0        0            0           150,000
   August J.
   Rantz, III

D. Director
   Kenneth F.        0             0        0            0           150,000
   Reimer

E. Director          0             0        0            0           150,000
   Randall P. Stern
   (resigned 4/01)

F. Director          0             0        0            0              0
   Donald R. Schenkier
   (resigned 2000)

G. Director
   Gregory E. Boyd   0             0        0            0              0
   (resigned 2000)

Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

     The following table sets forth, as of December 31, 2000, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.


Title        Name and                    Amount and   *            Percent
  of         Address of                  Nature of                 of
Class        Beneficial Owner            Beneficial Interest       Class
-------      -------------------         -------------------       --------

Common       Chris Meaux                 4,193,153                  22%
             President, CEO & Director
             402 N. Carroll Ave.
             Suite #110
             Southlake, TX  76092


Common       Robert W. Gallagher         3,644,438                  19%
             Executive V.P./Secretary/Director
             402 N. Carroll Ave.
             Suite #110
             Southlake, TX  76092


Common       August J. Rantz, III        1,713,589                   9%
             Chairman of the Board & Director
             101 La Rue France
             Lafayette, LA  70508


Common       Kenneth F. Reimer             200,000                   1%
             Director
             (resigned May 2001)


Common       Randall P. Stern              357,600                   1.8%
             Director
             (resigned April 2001)


Common       Dan Hodges                  2,527,132                  13%
             202 27th Street
             Roanoke, VA  24014

Common       Patrick Dane                1,166,130                   6%
             350 Whitebridge Rd.
             Hampstead, NC  28443


             All Officers and           10,108,780                  52.8%
             Directors as a group
             (5 persons)


Each principal shareholder has sole investment power and sole voting power over the shares.

*(Includes options calculated under Sec. 13d (3))

Item 12.       Certain Relationships and Related Transactions

---------------------------------------------------------------

     Pursuant to the Plan and Agreement of Merger dated November 21, 2000, between Comercis, Inc., a Delaware corporation, ("Comercis") and Rocky Mountain Financial Enterprises, Inc., a Colorado corporation ("RMFE") RMFE exchanged .85 shares of common stock of RMFE for each of the outstanding and issued shares of Comercis, for a total of 18,234,805 shares. In addition, RMFE issued Shareholders of Comercis a Warrant to purchase an additional .25 shares of RMFE for $0.01 for each share of Comercis previously owned, for a total of 5,363,178 additional shares.

     On November 21, 2000, the Board of Directors of Comercis by unanimous consent adopted the Plan of Merger. No shareholder approval was required by RMFE as a result of Comercis' purchase of 90.5% of the authorized stock on October 7, 2000. On December 13, 2000 the Comercis Shareholders at their Special Meeting of Shareholders approved the Plan and Agreement of Merger whereby Comercis merged into Rocky Mountain Financial Enterprises, Inc. The merger was completed in December 2000. The transaction was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended ("IRC").

                                     PART IV

Item 13.       Exhibits and Reports on Form 8-K
------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:

               10/10/00
               12/22/00

     2.   Exhibits:

               None

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #0-114873

3.2               Amendment to Articles of            Incorporated by Reference
                  Incorporation                       to Registration Statement
                                                      10SB/12(g) #0-114873


3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #0-114873


10.1              Plan & Agreement of Merger          *Incorporated by reference
                                                       to 8K12g3 dated December
                                                       22, 2000

10.2              Certificate of Merger - Colorado    *Incorporated by reference
                                                       to 8K12g3 dated December
                                                       22, 2000

10.3              Certificate of Merger - Delaware    *Incorporated by reference
                                                       to 8K12g3 dated December
                                                       22, 2000

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 17, 2001



                                  ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.

                                   /s/Chris Meaux
                                   ------------------------------------
                                   Chris Meaux, President & CEO

                                   /s/Robert W. Gallagher
                                   ------------------------------------
                                   Robert W. Gallagher, Executive Vice-President
                                      and Secretary

                                   /s/August J. Rantz, III
                                   ------------------------------------
                                   August J. Rantz, III, Chairman of the Board



                                   DIRECTORS:

                                   /s/Chris Meaux
                                   ------------------------------------
                                   Chris Meaux, Director

                                   /s/Robert W. Gallagher
                                   ------------------------------------
                                   Robert W. Gallagher, Director

                                   /s/August J. Rantz, III
                                   ------------------------------------
                                   August J. Rantz, III, Director

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.

                                  AUDIT REPORT

                           DECEMBER 31, 2000 AND 1999

                                 C O N T E N T S


     Independent  Auditors' Report . . . . . . . . . . . . . . . . . . .    F-2

     Consolidated Balance Sheet as of December 31, 2000  and 1999 .         F-3

     Consolidated Statement of Operations For The Year Ended
          December 31, 2000 and the Eleven Months Ended December 31, 1999 . F-4

     Consolidated Statement of Stockholders' Equity For The Years Ended
         December  31, 2000 and the Eleven Months Ended December 31, 1999   F-5

     Consolidated Statement of Cash Flows For The Years Ended
         December  31, 2000 and the Eleven Months Ended December 31, 1999 .  F-6

     Notes to the Consolidated Financial Statements . .. . .            F-7-F-17

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors

Rocky Mountain Financial Enterprises, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rocky Mountain Financial Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2000, and for the period from February 1, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Financial Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, and for the period from February 1, 1999 to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses and its working capital and stockholders' equity deficits raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jackson & Rhodes, P.C.
Dallas, Texas
May 14, 2001

                                 ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEET
                                                 DECEMBER 31, 2000 AND 1999

                                                           ASSETS
                                                                                   2000                       1999
                                                                             -----------------         --------------------
Current assets:
      Cash                                                                                $ -                     $ 84,824
      Accounts receivable                                                                   -                      127,892
      Prepaid expenses                                                                      -                            -
                                                                             -----------------         --------------------
          Total current assets                                                              -                      212,716
                                                                             -----------------         --------------------
Property, plant and equipment:                                                              -
      Office and computer equipment                                                   774,064                      306,762
          Less accumulated depreciation                                              (172,505)                     (36,054)
                                                                             -----------------         --------------------
                                                                                      601,559                      270,708
                                                                             -----------------         --------------------
Other assets:
      Software technology, net of amortization (Note 3)                                     -                   10,083,071
      Deposits                                                                              -                      152,513
      Certificates of deposit - restricted                                            167,078                      160,983
      Advances to NewGold                                                                   -                       38,796
                                                                             -----------------         --------------------
          Total other assets                                                          167,078                   10,435,363
                                                                             -----------------         --------------------
          Total Assets                                                              $ 768,637                 $ 10,918,787
                                                                             =================         ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                            $ 4,157,834                  $ 3,518,996
      Accrued liabilities                                                           1,082,608                      134,082
      Deferred Revenue                                                                      -                      120,973
      Notes payable                                                                 1,813,919                    2,003,000
      Secured Convertible Debt                                                      3,584,002                            -
      Notes payable to stockholders                                                         -                      634,398
                                                                             -----------------         --------------------
          Total current liabilities                                                10,638,363                    6,411,449
                                                                             -----------------         --------------------

Minority interest in subsidiary                                                             -                            -
Commitments and contingencies (Note 6)                                                      -                            -
Preferred stock of subsidiary - $.001 par; authorized 5,000,000 shares;
      383,050 shares outstanding at December 31, 2000 (Note 8)                              -                            -

Stockholders' equity (deficit) (Note 7):
      Common stock - no par; authorized 20,000,000 shares;
          19,871,328, and 16,751,621 issued and outstanding, respectively          22,781,369                      167,517
      Additional paid-in capital                                                            -                   13,899,470
      Accumulated deficit                                                         (32,651,095)                  (9,559,649)
                                                                             -----------------         --------------------
          Total stockholders' equity (deficit)                                     (9,869,726)                   4,507,338
                                                                             -----------------         --------------------
          Total liabilities and stockholders' equity (deficit)                      $ 768,637                 $ 10,918,787
                                                                             =================         ====================





                                See accompanying notes to consolidated financial statements.

                                                             F-3

                                    ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Year               February 1, 1999
                                                             December 31, 2000      to December 31, 1999
                                                            --------------------   -----------------------

Revenue                                                               $ 878,551                 $ 326,928
                                                            --------------------   -----------------------

Operating expenses:
      Sales and marketing                                             2,977,343                 4,149,817
      Research and development                                        1,486,196                 1,729,482
      Site services                                                   2,751,546                 1,100,498
      General and administrative                                      3,189,828                 1,644,859
      Provision for bad debts                                           102,345                    70,453
      Depreciation and amortization                                   3,549,565                   624,189
                                                            --------------------   -----------------------
          Total expenses                                             14,056,823                 9,319,298
                                                            --------------------   -----------------------
          Loss from operations                                      (13,178,272)               (8,992,370)

Other income (expense):
      Other income                                                        9,140                     6,622
      Minority interests in losses of subsidiary                        143,967                         -
      Other expense                                                    (332,223)                        -
      Abandonment of leasehold improvements                          (1,347,237)                        -
      Write-down of hardware and software no longer in use           (7,338,024)                        -
      Interest expense                                               (1,048,797)                    7,986
                                                            --------------------   -----------------------
          Net loss                                                $ (23,091,446)             $ (8,993,734)
                                                            ====================   =======================

Basic net loss per share                                                $ (1.36)                  $ (0.70)
                                                            ====================   =======================

Weighted average common shares outstanding                           16,974,819                12,881,866
                                                            ====================   =======================















                                   See accompanying notes to consolidated financial statements.

                                                                F-4

                           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                            FOR THE PERIOD FROM FEBRUARY 1, 1999 TO DECEMBER 31, 1999



                                                                      Additional
                                                Common Stock            Paid-In      Accumulated
                                             Shares       Amount        Capital        Deficit        Total
                                          ------------- ------------ -------------- -------------- ------------
Balance, January 31, 1999                    9,904,705     $ 99,047            $ -     $ (565,915)  $ (466,868)

Common stock issued for cash                 3,613,298       36,133      7,472,117              -    7,508,250

Common stock issued for commissions            356,658        3,567         (3,567)             -            -

Common stock issued to acquire
  software technology (Note 3)               2,315,000       23,150      6,395,800              -    6,418,950

Options exercised                              561,960        5,620         35,120              -       40,740

Net loss                                             -            -              -     (8,993,734)  (8,993,734)
                                          ------------- ------------ -------------- -------------- ------------
Balance, December 31, 1999                  16,751,621      167,517     13,899,470     (9,559,649)   4,507,338

Common stock issued for cash                 3,052,210       30,522      7,340,658              -    7,371,180

Common stock issued for
  Bridge loans                               1,252,991       12,530        614,001              -      626,531

Preferred stock of subsidiary issued
   for cash                                                                558,602              -      558,602

Common stock of subsidiary issued
  for services and interest                                                266,803              -      266,803

Purchase of public shell                     1,875,000            -       (272,500)             -     (272,500)

Conversion of debt to equity                   115,328        1,153        162,613              -      163,766

Revaluation of equity accounts for the acquisition
  of Rocky Mountain Financial               (3,175,822)  22,569,647    (22,569,647)             -            -

Net loss                                             -            -              -    (23,091,446) (23,091,446)
                                          ------------- ------------ -------------- -------------- ------------
Balance, December 31, 2000                  19,871,328  $ 22,781,369           $ -  $ (32,651,095) $(9,869,726)
                                          ============= ============ ============== ============== ============
















                          See accompanying notes to consolidated financial statements.

                                                       F-5

                            ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                      FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                             FOR THE PERIOD FROM FEBRUARY 1, 1999 TO DECEMBER 31, 1999

                                                                             2000                    1999
                                                                     ---------------------   ---------------------

Cash flows from operating activities:

    Net loss                                                                $ (23,091,446)           $ (8,993,734)
       Adjustments to reconcile net loss to
          net cash used in operating activities:
           Depreciation                                                           177,201                  32,260
           Amortization                                                         3,367,031                 591,929
           Issuance of stock for services and interest                            893,334                       -
           Write-off of Business Web de Mexico                                          -                 674,670
           Write-off of Netopia                                                 1,345,483                       -
           Write-off of Netgate                                                 5,430,557                       -
           Abandonment of leasehold improvement                                 1,347,237                       -
           Changes in operating assets and liabilities:
                Accounts receivable                                               127,892                (127,672)
                Deposits                                                          152,513                (147,600)
                Accounts payable and accrued liabilities                        2,012,364               2,502,892
                Deferred revenue                                                 (545,973)                120,973
                                                                     ---------------------   ---------------------
                Net cash used in operating activities                          (8,783,807)             (5,346,282)
                                                                     ---------------------   ---------------------

Cash flows from investing activities:

    Purchase of certificates of deposit                                            (6,095)               (160,983)
    Purchase of property and equipment                                         (1,855,289)               (285,616)
    Acquisition of software and other assets                                      (60,000)             (2,242,776)
    Advances to NewGold                                                            38,796                 (38,796)
                                                                     ---------------------   ---------------------
                Net cash used in investing activities                          (1,882,588)             (2,728,171)
                                                                     ---------------------   ---------------------

Cash flows from financing activities:

    Notes payable to stockholders                                                (681,898)                594,398
    Net change in notes payable                                                   (25,315)                      -
    Purchase of public shell                                                     (225,000)                      -
    Net change in convertible debt                                              3,584,002                       -
    Proceeds from issuance of warrants and stock                                7,929,782               7,548,990
                                                                     ---------------------   ---------------------
                Net cash provided by financing activities                      10,581,571               8,143,388
                                                                     ---------------------   ---------------------

Net increase in cash and cash equivalents                                         (84,824)                 68,935

Cash and cash equivalents, beginning of period                                     84,824                  15,889
                                                                     ---------------------   ---------------------

Cash and cash equivalents, end of period                                              $ -                $ 84,824
                                                                     =====================   =====================


Interest paid                                                                     $ 1,200                 $ 7,986
                                                                     =====================   =====================




                            See accompanying notes to consolidated financial statements.

                                                        F-6

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.   DESCRIPTION OF BUSINESS

     Rocky Mountain Financial Enterprises, Inc. (the "Company") was incorporated December 2, 1993 under the laws of the State of Colorado and had limited operating activity until October 2000 when it entered into a transaction to merge with Comercis, Inc. Comercis, Inc. was formed in January 2000 and succeeded to the business of Business Web Inc. d/b/a Comercis, Inc., which was incorporated on October 1, 1998. Inasmuch as the business activities of Rocky Mountain Financial Enterprises, Inc. were immaterial relative to the past business activities of Comercis, Inc. and its subsidiaries, these financial statements present the historical financial position of Comercis, Inc. and its subsidiaries and the results of their operations and their cash flows.

     The Company was founded to create software to provide the concept, creation, execution, promotion and management of web-sites for small businesses. The Company is deploying business-to-business internet applications to internet service providers, application service providers, competitive local exchange carriers, independent yellow page directory publishers, business associations and tradeshow organizations around the world. The Company operates two subsidiaries, Netcities.com, which is 100% owned, and eTradeshow.com, which is 87% owned.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing net losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $32,651,095 as of December 31, 2000. The following is a summary of management's plan to raise capital and generate additional operating funds.

     The Company is also engaged in discussions with mezzanine investors who have tentatively proposed to provide a $15 million subordinated debt facility to be used for the acquisition of yellow page directory publishers and secured debt investors who have tentatively proposed to acquire the Company's interest in its eTradeshow.com, Inc. subsidiary and advance secured loans in an aggregate amount of $40,000,000. As of May 2001, neither of these proposed transactions had progressed to the stage of a binding commitment. There can be no assurance that funds will ultimately be made available to the Company from either of these sources.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES AND ASSUMPTIONS

     Preparation  of the  Company's  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Cost of property renewals and betterments are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 7 years.

      SOFTWARE

     Capitalization of software developed begins upon the establishment of technological feasibility for the product. After considering the factors related to technological feasibility, the Company has determined that all software development costs to date should be expensed. Software acquired in the Netgate and Netopia acquisitions (Note 3) have met the technological feasibility criteria and have been capitalized. Software is being amortized using the greater of (a) the ratio that current gross revenues bear to the total of current and anticipated future gross revenues for the product or
     (b) the straight-line method over the three-year estimated economic life of the software.

     INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

     NET LOSS PER COMMON SHARE

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Loss per common share was calculated by dividing the Company's net loss by the weighted average common shares outstanding. Certain common stock equivalents were excluded from the calculation, as such inclusion would have had an anti-dilutive effect. All references in the accompanying financial statements to the number of common shares and per-share amounts for the periods ended December 31, 2000 and December 31, 1999 have been restated to reflect the stock splits as explained in Note 8.

     STOCK-BASED COMPENSATION

     The Company has issued stock options. Compensation costs arising from such options will be recorded as an expense. The measurement date for determining compensation costs is the date of the grant. Compensation cost is the excess, if any, of the market value of the stock at date of grant over the amount the employee must pay to acquire the stock. The Company measures compensation costs using the intrinsic value based method of accounting for stock issued to employees.

3.   ACQUISITIONS

     In December 1999, the Company acquired Netgate Medical, Inc. ("Netgate"), including its Web-based community commerce software technology, for 2,000,000 common shares valued at $6,000,000, $2,500,000 in demand notes payable and warrants to purchase 1,000,000 shares of Comercis common stock at $7.00 per share, expiring December 31, 2004. The Company has made payments totaling $1,075,000 on the note and has made an offer to the shareholders of Netgate to allow them to exercise 1,000,000 warrants at $1.42 in satisfaction of the remaining balance of the $1,425,000 note. Holders of $163,766 in notes have accepted the offer and exercised their warrants in exchange for common stock of the

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

3.   ACQUISITIONS (CONTINUED)

     Company. The transaction was accounted for as a purchase. Accordingly, the Company's financial statements include the operations of Netgate from the date of acquisition. Under purchase accounting, the total purchase price ($8,500,000) was allocated to software, the only significant asset of Netgate. The common stock issued was valued based on the market price of the securities over a reasonable period of time before and after the companies reached an agreement on the purchase price and the proposed transaction was announced. The common stock issued was valued based on the market price of the securities over a reasonable period of time before and after the companies reached an agreement on the purchase price and the proposed transaction was announced.

     Amortization of the Netgate software amounted to $2,833,333 and $236,000 for the periods ended December 31, 2000 and December 31, 1999, respectively. As of December 31, 2000, the Company had suspended sales of products which incorporate the Netgate technology. Accordingly, management determined that the carrying value of the software should be written down to its net realizable value as prescribed by Statement of Financial Accounting Standards No. 86, which it determined to be zero.

     The following unaudited pro forma consolidated information for the eleven months ended December 31, 1999 gives effect to the Netgate transaction as if it had occurred at the beginning of each period. The unaudited pro forma consolidated information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been completed as of the beginning of that period, nor are they indicative of the Company's future results of operations.

                                                        Eleven
                                                      Months Ended
                                                     December 31, 1999

              Revenues                                    $326,928
              Net loss                                ($11,354,846)
              Net loss per common share                     ($0.76)

     In May 1999, the Company acquired certain software from Netopia, Inc. ("Netopia") for $2,175,000. The Company has made payments of $1,900,000 and has accrued the remaining $275,000 of payments due. As of December 31, 2000, the remaining balance outstanding amounts to $275,000. Amortization of the software amounted to $533,697 and $355,819 for the periods ended December 31, 2000 and December 31, 1999, respectively. The Company failed to pay the final installment of $275,000 due to Netopia, even after demand was repeatedly made. As a result, Netopia cancelled the software license and the remaining carrying value of $1,345,483 was charged to earnings as of December 31, 2000.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 4.  NOTES PAYABLE AND CONVERTIBLE DEBT

     Notes payable are summarized as follows:

                                                   December 31,     December 31,
                                                    2000                 1999

              Note payable to Netgate for
              purchase of software technology
              (Note 3)                                $1,261,234     $1,900,000

              Note payable to equipment vendor           155,363             -

              Non interest bearing notes due to
              suppliers converted from accounts
              payable, due in January 2001              294,322              -


              Other debt                                103,000        103,000
                                                   ------------     ------------
                                                     $1,813,919     $2,003,000
                                                   ============     ============

     The note payable to an equipment vendor is secured by certain furniture and computer hardware, bears interest at 10% and was due on October 31, 2000.

     During the period ended December 31, 2000, the Company borrowed $1,223,000 through bridge loans. The original maturity was 60 days after the issuance of the note and the note had an interest rate of 10%. The Company also issued warrants to lenders to purchase 1,252,992 shares of common stock of the Company for a nominal amount. All of the warrants were exercised immediately and were valued at $.50 a share, resulting in a charge to prepaid interest of $626,531. These loans were converted into the convertible secured notes described below.

     Convertible debt at December 31, 2000 consists of 12% notes due in September 2001, is secured by substantially all of the Company's assets and is convertible by the holder into shares of the Company's common stock at $.50 per share. The Company has violated certain non-financial covenants in the security agreement related to the convertible secured debt, but has received a waiver of that non-compliance from the majority of debtholders.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

5.   INCOME TAXES

     Deferred taxes are determined based on temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse.

     The Company has recorded no income tax benefit due to the existence of a net operating loss. Net operating loss carryforwards for tax purposes, which will expire, if not utilized, beginning in 2014, amounted to approximately $32,000,000 at December 31, 2000. The Company has recorded a valuation allowance equal to the deferred tax asset related to the net operating loss carryforwards each year.

     The components of the Company's deferred taxes were as follows:

                                                              December 31
                                                      2000                 1999

              Net operating loss carryforwards       $10,900,000     $3,400,000
              Deferred tax asset valuation           (10,900,000)    (3,400,000)
                  allowance                          -------------- ------------
                                                     $        -      $        -
                                                     ============== ============
 6.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its office and certain equipment under terms of operating leases. As of December 31, 2000, the Company was in default on substantially all of its operating leases. Accordingly, the Company has accrued the lease termination obligations, included in accounts payable, capitalized the related assets at their net realizable value and taken a charge to operations for the difference.

     In December  2000,  the Company  terminated its lease on its primary office facility. It is negotiating with the lessor to determine a lease termination settlement amount, which management estimates may range up to $800,000, for which a provision has been made in the statement of operations. Additionally, the Company has vacated its leased premises at a data center and is negotiating a termination settlement with that lessor, which management believes will be immaterial. Rent expense amounted to $1,221,000 and $108,000 for the periods ended December 31, 2000 and 1999, respectively.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

 6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of notes payable approximates carrying value based on their effective interest rates compared to current market rates.

     LITIGATION

     The Company is involved as a defendant in certain litigation which has arisen in the ordinary course of business. Management believes that the resolution of this litigation will not have a material effect on the Company's financial position or results of operations.

     CONCENTRATION OF CREDIT RISK

     The Company invests its cash primarily in deposits with major banks. Certain deposits have been in excess of federally insured limits. The Company has not incurred losses related to its cash.

     UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Company did not and does not expect to encounter any significant matter which will effect its operations arising from the so called Y2K or Year 2000 problem.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


7.   ACCOUNTING DEVELOPMENTS

     SFAS 133

     Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

8.   STOCKHOLDERS' EQUITY

     During the period ended December 31, 1999, the Company raised $7,708,250 through the issuance of 3,613,298 common shares. In connection therewith, the Company paid fees to advisors, including $200,000 accrued to a member of the Board of Directors, which is still payable at December 31, 2000.

     See Note 3 regarding the issuance of 2,315,000 shares of common stock for software technology during 1999.

     During the period ended December 31, 2000, the Company raised $7,371,180 through the issuance of 3,052,210 units which contained one share of common stock and a warrant which gives the holder of each warrant the right to purchase one share of Company common stock for (see Note 9 During the period ended December 31, 2000, the Company issued 1,252,991 shares of common stock valued at $626,531 for prepaid interest in connection with the bridge loans (Note 4).

     During the period ended December 31, 2000, the Company issued 115,328 shares of common stock to convert certain debt of the Company.

     The common shares of the Company issued for non-cash consideration have been valued at the price for which the Company was selling its shares in private offerings at the time of each transaction.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

8.   STOCKHOLDERS' EQUITY (CONTINUED)

     During the period ended December 31, 2000, the Company's subsidiary, eTradeshow.com ("eTradeshow"), issued 383,050 shares of preferred stock for $666,100 cash and issued shares of common stock representing approximately 10% of outstanding common shares for $303,371 in interest and services. The common shares were valued based upon an independent third party valuation. The preferred stock has no liquidating preference and participates with common stock in earnings of the subsidiary. Accordingly, $143,967 in original minority interest was recorded, representing 13.1% of eTradeshow's original net worth. This amount has been eliminated through the statement of operations since eTradeshow's losses have resulted in a deficit in its stockholders' equity.

     The Company's Board of Directors has authorized common stock splits of five-for-one and three-for-two, effective as of March 1, 1999 and June 4, 1999, respectively. All share and per share amounts in the accompanying financial statements have been retroactively adjusted for the splits.

9.   STOCK OPTIONS

     The Company has issued compensatory stock options to employees and directors. A summary of the status of stock options is set forth below:

                                                Period Ended               Period Ended             Period Ended
                                               December 31, 2000        December 31, 1999          January 31, 1999
                                             --------------------     -----------------------       ----------------
                                                         Weighted                    Weighted              Weighted
                                                         Average                     Average               Average
                                                         Exercise                    Exercise              Exercise
                                             Shares*      Price         Shares*        Price      Shares*    Price
         ---------------------------------------------------------------------------------------------------------

         Outstanding, beginning of period   1,015,062      $1.75        281,250         $0.05        -
         Granted                            1,707,911      $0.85      1,651,272         $1.34     622,500   $0.05
         Exercised                                  -                 ( 471,960)        $0.17     (60,000)  $0.07
         Forfeited/expired                  ( 139,000)     $0.50      ( 445,500)        $0.82    (281,250)  $0.01
         -------------------------------------------------------------------------------------------------------
         Outstanding, end of period         2,583,973      $1.22      1,015,062         $1.75     281,250   $0.08
                                            =========                 =========                   ========
         Options  exercisable
            at end of period                  615,881      $0.50        491,751         $0.50     161,250   $0.05
                                            =========                 =========                   =======


     * The shares and exercise prices noted above are calculated on a pre-merger basis and have not taken into account the .85 for 1 share conversion and the .25 share warrants into RMFE shares. Upon full conversion and exercise into RMFE shares, each share of Comercis common stock will be exchanged for
     1.1 shares of RMFE common stock.


     Fair value for the stock underlying stock options was determined using information available from other stock sale transactions at or near the grant date. In management's opinion, these transactions between willing parties included the best information available at the time of grant to estimate the market value of the common stock of the Company. These fair values were used to determine the compensatory components of the stock options granted.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

9.   STOCK OPTIONS (CONTINUED)

     Compensation costs for employee options are recognized as an expense in an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. Under this method, there was no compensation expense for the periods ended December 31, 2000 and 1999.

     Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the periods ended: December 31, 1999: dividend yield of 0.0 percent; expected volatility of 0 percent; risk free interest rates of 5.5 percent; expected lives of two years; December 31, 2000: dividend yield of 0.0 percent; expected volatility of 0 percent; risk free interest rates of 5.5 percent; expected lives of two years. Using the fair value method of FASB Statement 123, net loss and net loss per share would for the period ended December 31, 1999 and January 31, 1999, would have been $(9,584,931) and $(.74), respectively. Using the fair value method of FASB Statement 123, net loss and net loss per common share for the year ended December 31, 2000 would have been $(23,324,429) and $(1.17), respectively.

     The Company recorded an additional $101,960 in compensation expense during the period ended December 31, 2000 under FASB Statement 123 for options issued to non-employees.

     The Company has issued warrants to purchase its common stock, generally in connection with offerings of debt and equity securities, acquisitions and purchase of services. See Notes 3, 4and 8. Additionally, in December 1999, the Company granted warrants to purchase 3,132,794 shares at $4 per share to a company with which it was terminating a merger agreement. All of these warrants expire at the end of 2004. The table below summarizes outstanding warrants:

                                Exercise Price*                    Shares*
                            ----------------------------      ----------------
                             $0.50                                 2,632,863
                              1.67                                   207,997
                              3.00                                 3,849,166
                              4.00                                 4,237,753
                              7.00                                 1,000,000
                                                              ----------------
                                   TOTAL                          11,088,724
                                                              ----------------

     * The shares and exercise prices noted above are calculated on a pre-merger basis and have not taken into account the .85 for 1 share conversion and the .25 share warrants into RMFE shares. Upon full conversion and exercise into RMFE shares, each share of Comercis common stock will be exchanged for
     1.1 shares of RMFE common stock.

           ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

10.  NON-CASH TRANSACTIONS

     During the period ended January 31, 1999, the Company issued 1,125,000 shares of common stock for the purchase of a subsidiary (Note 3).

     During the period ended December 31, 1999, the Company issued 2,315,000 shares of common stock and $1,900,000 in debt and $690000 in accounts payable for software technology (Note 3).

     During the year ended December 31, 2000, the Company converted $163,766 of debt into 115,328 shares of common stock.

     During the year ended December 31, 2000, the Company issued 1,252,991 shares of common stock as an incentive for the Bridge loans. The Company recognized $626,531 in prepaid interest.

     During the year ended December 31, 2000, the Company issued $425,000 in notes payable to satisfy an equal amount of accounts payable.