Form 10QSB
period 2001-03-31
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2001-06-08
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended           Commission File Number
                             March 31, 2001     0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


               Colorado                               84-1251078
               --------                               ----------
        (State of incorporation)                   (I.R.S. Employer
                                                   Identification No.)

           402 NORTH CARROLL AVENUE, SUITE 110, SOUTHLAKE, TEXAS 76092
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         19,871,328 common shares as of March 31, 2001

 Part I:                    FINANCIAL INFORMATION

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                   (Unaudited)


                           BALANCE  SHEETS  (Stated in US  Dollars)
                                    (Unaudited--See Note 1)



                                            ASSETS
                                            ------

                                                                                  Mar. 31,              Dec.31,
                                                                                   2001                  2000
                                                                             -----------------         --------------------
Property, plant and equipment:                                                              -
      Office and computer equipment                                                   774,064                      774,064
          Less accumulated depreciation                                              (212,505)                    (172,505)
                                                                             -----------------         --------------------
                                                                                      561,559                      601,559
                                                                             -----------------         --------------------
Other assets:
      Deposits                                                                         80,000                       -
      Certificates of deposit - restricted                                                  -                     167,078

                                                                             -----------------         --------------------
          Total other assets                                                                -                     167,078
                                                                             -----------------         --------------------
          Total Assets                                                              $ 641,559                   $ 768,637
                                                                             =================         ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                            $ 4,252,303                  $ 4,157,834
      Accrued liabilities                                                           1,242,196                    1,082,608
      Notes payable                                                                 1,892,900                    1,813,919
      Secured Convertible Debt                                                      3,664,002                    3,584,002

                                                                             -----------------         --------------------
          Total current liabilities                                                11,051,401                   10,638,363
                                                                             -----------------         --------------------


Stockholders' equity (deficit):
      Common stock - no par; authorized 20,000,000 shares;
          19,871,328, and 16,751,621 issued and outstanding, respectively          22,781,369                  22,781,369
      Additional paid-in capital                                                            -                        -
      Accumulated deficit                                                         (33,191,211)                (32,651,095)
                                                                             -----------------         --------------------
          Total stockholders' equity (deficit)                                    (10,409,842)                 (9,869,726)
                                                                             -----------------         --------------------
          Total liabilities and stockholders' equity (deficit)                      $ 641,559                   $ 768,637
                                                                             =================         ====================






                                    SEE ACCOMPANYING NOTES







                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                for the three months ended March 31, 2001 & 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



                                                                 Three months ended
                                                                         Mar. 31

                                                              2001                   2000
                                                              ----                   ----

Revenue                                                               $  15,115                 $ 383,538
                                                            --------------------   -----------------------

Operating expenses:
      Sales and marketing                                                  -                      765,193
      Research and development                                             -                      443,448
      Site services                                                        -                      190,049
      General and administrative                                        515,231                 1,747,918
      Depreciation and amortization                                      40,000                      -
                                                            --------------------   -----------------------
          Total expenses                                                555,231                 3,146,608
                                                            --------------------   -----------------------
          Loss from operations                                         (540,116)               (2,763,070)

Other income (expense):
      Other income                                                        -                         1,909

      Interest expense                                                    -                         3,372
                                                            --------------------   -----------------------
          Net loss                                                   $ (540,116)             $ (2,764,533)
                                                            ====================   =======================

Basic net loss per share                                                $ (0.03)                  $ (0.15)
                                                            ====================   =======================

Weighted average common shares outstanding                           19,871,328                18,215,729
                                                            ====================   =======================





                                    SEE ACCOMPANYING NOTES





                                 ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                         STATEMENT OF CASH FLOWS
                           for the three months ended March 31, 2001 and 2000
                                         (Stated in US Dollars)
                                        (Unaudited - See Note 1)



                                                                      Three months ended
                                                                      ------------------

                                                                 March 31, 2001           March 31, 2000

Cash flow to operating activities:
Net loss                                                              $(540,116)             $(2,764,533)

Adjustments to reconcile net loss to net
cash used in operations
Adjustments to reconcile net loss to
     net cash used in operating activities:
           Depreciation                                                  40,000                  10,836
           Changes in operating assets and liabilities:
                Accounts receivable                                          -                 (122,658)
                Accounts payable and accrued liabilities                254,057              (1,866,849)
                                                             ---------------------   --------------------
                Net cash used in operating activities                  (246,059)             (4,743,204)
                                                             ---------------------   ---------------------

Cash flows from investing activities:

    Redemption (purchase) of certificates of deposit                     167,078                      -
    Purchase of property and equipment                                        -                (398,116)
    Acquisition of software and other assets                            (80,000)                (17,490)
                                                            ---------------------   ---------------------
                Net cash provided by (used in)
                     investing activities                                87,078                (415,606)
                                                            ---------------------   ---------------------

Cash flows from financing activities:

    Net change in notes payable                                          78,981                (960,398)
    Net change in convertible debt                                       80,000                       -
    Proceeds from issuance of warrants and stock                             -                6,797,570
                                                            ---------------------   ---------------------
                Net cash provided by financing activities               158,981               5,837,172
                                                            ---------------------   ---------------------

Net increase in cash and cash equivalents                                    -                 678,362

Cash and cash equivalents, beginning of period                               -                  84,824
                                                            ---------------------   ---------------------

Cash and cash equivalents, end of period                                   $ -                $763,186
                                                            =====================   =====================


Interest paid                                                          $ 1,200                   $  -
                                                            =====================   =====================


                             SEE ACCOMPANYING NOTES

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 2001
                                    Unaudited

Note A- Summary of Significant Accounting Policies:

A Summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Development Stage Company.

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

Basis of Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

The Company is seeking investors for funding to be used for the acquisition of other businesses. As of May 2001, no commitments for funding were executed. There can be no assurance that funds will ultimately be made available to the Company from either of these sources.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        ------------------------------------------------------------------------
OPERATIONS
----------

     The Company had minimal operations during the quarter and generated $15,115 in revenue in the period in 2001 compared to $383,538 in the same period in 2000. The decline in revenue was as a direct result of the loss of business revenue in 2001. The Company incurred %555,231 in operating expenses in the period in 2001 and had operating expenses of $3,146,608 in the same period in 2000. The significantly reduced operation expenses in 2001 compared to 2000 resulted from greatly reduced operations, and the fact that software development had ceased in 2001. The Company had a net loss on operations in the quarter of ($540,116) in 2001 and ($2,764,533) in 2000. The loss per share in the quarter was ($.03) in 2001 and ($.15) in 2000.

     The Company expects the trend of losses to continue, at a slightly lessend rate, until the Company can build, acquire or acheive a profitable business of which there is no assurance.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

The Company had current liabilities in excess of assets in the amount of ($10,409,844) at quarter end. The assets were illiquid and might not yield the basis carried on the books if the Company assets were liquidated without being in business.

                                  PART II - OTHER INFORMATION
                                  ---------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------
 The Company is a party to the following legal proceedings at period end:

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


ITEM 2. CHANGES IN SECURITIES
        ---------------------

               None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
        ------------------------------

     The Company is in default on $3,664,002 in secured convertible debt at quarter end. The Company is seeking t convert the debt to equity and is negotiating with the creditors.


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

Date: June 8, 2001



                             ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                             /s/Chris Meaux
                             ------------------------------------------
                             Chris Meaux, President and Chief Executive Officer