Form 10QSB
period 2001-06-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2001-09-19
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
June 30, 2001                                                 0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                           84-1384961
         ------------------------                    --------------------
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

                   19,871,328 common shares as of June 30, 2001

Part I:  FINANCIAL INFORMATION


 Part I:                    FINANCIAL INFORMATION

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                   (Unaudited)

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                      BALANCE SHEETS (Stated in US Dollars)
                             (Unaudited--See Note 1)



                                            ASSETS
                                            ------

                                                                                  June 30,              Dec.31,
                                                                                   2001                  2000
                                                                             -----------------         --------------------
Property, plant and equipment:                                                              -
      Office and computer equipment                                                   774,064                      774,064
          Less accumulated depreciation                                              (212,505)                    (172,505)
                                                                             -----------------         --------------------
                                                                                      561,559                      601,559
                                                                             -----------------         --------------------
Other assets:
      Deposits                                                                         80,000                       -
      Certificates of deposit - restricted                                                  -                     167,078

                                                                             -----------------         --------------------
          Total other assets                                                                -                     167,078
                                                                             -----------------         --------------------
          Total Assets                                                              $ 641,559                   $ 768,637
                                                                             =================         ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                            $ 4,252,303                  $ 4,157,834
      Accrued liabilities                                                           1,242,196                    1,082,608
      Notes payable                                                                 1,892,900                    1,813,919
      Secured Convertible Debt                                                      3,664,002                    3,584,002

                                                                             -----------------         --------------------
          Total current liabilities                                                11,051,401                   10,638,363
                                                                             -----------------         --------------------


Stockholders' equity (deficit):
      Common stock - $.01 par; authorized 20,000,000 shares;
          19,871,328, and 16,751,621 issued and outstanding, respectively          22,781,369                  22,781,369
      Additional paid-in capital                                                            -                        -
      Accumulated deficit                                                         (33,832,770)                (32,651,095)
                                                                             -----------------         --------------------
          Total stockholders' equity (deficit)                                    (11,051,401)                 (9,869,726)
                                                                             -----------------         --------------------
          Total liabilities and stockholders' equity (deficit)                      $ 641,559                   $ 768,637
                                                                             =================         ====================






                                    SEE ACCOMPANYING NOTES







                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                 for the three months ended June 30, 2001 & 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)



                                                                          Three months ended
                                                                               June 30

                                                                         2001                   2000
                                                                         ----                   ----

Revenue                                                               $  13,115                 $ 383,538
                                                            --------------------   -----------------------

Operating expenses:
      Sales and marketing                                                  -                      765,193
      Research and development                                             -                      443,448
      Site services                                                        -                      190,049
      General and administrative                                        515,231                 1,747,918
      Depreciation and amortization                                      40,000                      -
                                                            --------------------   -----------------------
          Total expenses                                                555,231                 3,146,608
                                                            --------------------   -----------------------
          Loss from operations                                         (542,116)               (2,763,070)

Other income (expense):
      Other income                                                        -                         1,909

      Interest expense                                                    -                         3,372
                                                            --------------------   -----------------------
          Net loss                                                   $ (540,116)             $ (2,764,533)
                                                            ====================   =======================

Basic net loss per share                                                $ (0.03)                  $ (0.15)
                                                            ====================   =======================

Weighted average common shares outstanding                           19,871,328                18,215,729
                                                            ====================   =======================





                                    SEE ACCOMPANYING NOTES


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS






                                                                              Six Months Ended              Six Months Ended
                                                                               June 30, 2001                 June 30, 2000
                                                                           -----------------------       -----------------------
                                                                                (Unaudited)                   (Unaudited)

Revenue                                                                                  $ 13,115                     $ 674,174
                                                                           -----------------------       -----------------------

Operating expenses:
       Sales and marketing                                                                      -                     1,621,340
       Research and development                                                                 -                     1,462,784
       General and administrative                                                         515,231                     3,504,247
       Depreciation and Amortization                                                       40,000                       524,325

                                                                           -----------------------       -----------------------
            Total expenses                                                                555,231                     7,112,696
                                                                           -----------------------------------------------------
            Loss from operations                                                         (542,116)                   (6,438,522)
Other income (expense):
       Other income                                                                             -                         9,139
       Accrued Interest expense                                                          (400,000)                        5,013
                                                                           -----------------------       -----------------------
            Net loss                                                                   $ (942,116)                 $ (6,424,370)
                                                                           =======================       =======================

Basic net loss per share                                                                  $ (0.05)                      $ (0.32)
                                                                           =======================       =======================

Weighted average common shares outstanding                                             19,871,328                    19,871,328
                                                                           =======================       =======================

                             SEE ACCOMPANYING NOTES
                                      F-3





                                 ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                         STATEMENT OF CASH FLOWS
                           for the six months ended June 30, 2001 and 2000
                                         (Stated in US Dollars)
                                        (Unaudited - See Note 1)



                                                                                 Six Months Ended             Six Months Ended
                                                                                   June 30, 2001               June 30, 2000
                                                                               ----------------------    ---------------------------
                                                                                    (Unaudited)                 (Unaudited)
Cash flows from operating activities:
      Net loss                                                                            $ (942,116)                  $ (6,424,370)
          Adjustments to reconcile net loss to
             net cash used in operating activities:
               Depreciation                                                                   40,000                          4,088
               Issuance of stock for services                                                                                     -
               Changes in operating assets and liabilities:
                    Accounts receivable                                                            -                       (100,697)
                    Other assets                                                                   -                              -
                    Accounts payable and accrued liabilities                                 654,057                     (2,147,908)
                                                                               ----------------------    ---------------------------
                    Net cash used in operating activities                                   (248,059)                    (8,668,887)
                                                                               ----------------------    ---------------------------

Cash flows from investing activities:
      Purchase of certificates of deposit                                                    167,078                         (6,093)
      Purchase of property and equipment                                                           -                       (595,253)
      Acquisition of Software                                                                (80,000)                      (129,252)
                                                                               ----------------------    ---------------------------
                    Net cash used in investing activities                                     87,078                       (730,598)
                                                                               ----------------------    ---------------------------

Cash flows from financing activities:
      Notes payable to stockholders                                                                -                              -
      Net Change in Notes Payables                                                            78,981                        590,500
      Net Change in Convertible Debt                                                          80,000                              -
      Proceeds from issuance of Warrants and Stock                                                 -                      8,907,229
                                                                               ----------------------    ---------------------------
                    Net cash provided by financing activities                                158,981                      9,497,729
                                                                               ----------------------    ---------------------------

Net increase in cash and cash equivalents                                                          -                         98,244

Cash and cash equivalents, beginning of period                                                     -                         84,824
                                                                               ----------------------    ---------------------------

Cash and cash equivalents, end of period                                                         $ -                      $ 183,068
                                                                               ======================    ===========================

Interest paid                                                                                $ 1,200                            $ -
                                                                               ======================    ===========================



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
                                                             ==================  ================ ==================== =============


                             SEE ACCOMPANYING NOTES
                                        F-5

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2001
                                    Unaudited

Note A- Summary of Significant Accounting Policies:

A Summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Development Stage Company.
    -------------------------

Rocky Mountain Financial Enterprises, Inc. was incorporated December 2, 1993 under the laws of the State of Colorado for the purpose of engaging in the transactions of all lawful business. The company is in the development stage.

    Presentation of Interim Information
    -----------------------------------

In the opinion of the management of Rocky Mountain Financial Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations, and cash flows for the three months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company continues to have no active business operations or revenues. Its debts at period end exceeds scheduled assets by $10,410,000 approximately. The company must settle or convert such debt to equity in order to conduct any plan of business operations and there is no assurance that settlement or conversion can occur.

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 2000 COMPARED TO THE SAME PERIOD IN 2000.

The Company experienced $555,231 in expenses for the three month period in 2001 and $3,146,608 in 2000. The Company had miscellaneous revenues of $13,115 for the period in 2001 and $383,538 in revenue in the period in 2000. The Company recorded losses for the period in 2001 of $(542,116) and $(2,764,533) in the same period in 2000. The Company will continue to experience losses until income can be achieved through business operations. While the Company may seek capital sources for investment; there is no assurance that such can be found. Loss per share for the period was $.03 in 2001 and $.15 in 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE SAME PERIOD IN 2000.

The company had $13,115 in revenue in the six month ended June 30, 2001 compared to $$674,174 in revenue in the same period in 2000. The enormous reduction in revenue was as a result of suspension of business operations in 2001 due to the internet related business collapse. The company incurred expenses of $555,231 in the six month in 2001 and accrued interest of $400,000 on its debt for a net loss of ($942,116)for the period compared to a net loss of ($6,424,370) in the six month period in 2000. The net loss per share was ($.05)in the six month period in 2001 compared to ($.32) in the same period in 2000.

Losses will continue until business revenues can be achieved of which there is no assurance.

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

                  8-K12G3/A filed on 2/12/01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 27, 2001



                                     ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                             /s/Chris Meaux
                             ------------------------------------------
                             Chris Meaux, President and Chief Executive Officer