Form 10QSB/A
period 2001-06-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2001-10-10
CIK 927131

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



                                            ASSETS
                                            ------

                                                                                  June 30,              Dec.31,
                                                                                   2001                  2000
                                                                             -----------------         --------------------
Property, plant and equipment:                                                              -
      Office and computer equipment                                                   774,064                      774,064
          Less accumulated depreciation                                              (212,505)                    (172,505)
                                                                             -----------------         --------------------
                                                                                      561,559                      601,559
                                                                             -----------------         --------------------
Other assets:
      Deposits                                                                         80,000                       -
      Certificates of deposit - restricted                                                  -                     167,078

                                                                             -----------------         --------------------
          Total other assets                                                                -                     167,078
                                                                             -----------------         --------------------
          Total Assets                                                              $ 641,559                   $ 768,637
                                                                             =================         ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                            $ 4,252,303                  $ 4,157,834
      Accrued liabilities                                                           1,644,196                    1,082,608
      Notes payable                                                                 1,892,900                    1,813,919
      Secured Convertible Debt                                                      3,664,002                    3,584,002

                                                                             -----------------         --------------------
          Total current liabilities                                                11,453,401                   10,638,363
                                                                             -----------------         --------------------


Stockholders' equity (deficit):
      Common stock - $.01 par; authorized 20,000,000 shares;
          19,871,328, and 16,751,621 issued and outstanding, respectively          22,781,369                  22,781,369
      Additional paid-in capital                                                            -                        -
      Accumulated deficit                                                         (33,593,211)                (32,651,095)
                                                                             -----------------         --------------------
          Total stockholders' equity (deficit)                                    (10,811,842)                 (9,869,726)
                                                                             -----------------         --------------------
          Total liabilities and stockholders' equity (deficit)                      $ 641,559                   $ 768,637
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
                                                            ====================   =======================





                                    SEE ACCOMPANYING NOTES


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                                              Six Months Ended              Six Months Ended
                                                                               June 30, 2001                 June 30, 2000
                                                                           -----------------------       -----------------------
                                                                                (Unaudited)                   (Unaudited)

Revenue                                                                                  $ 13,115                     $ 674,174
                                                                           -----------------------       -----------------------

Operating expenses:
       Sales and marketing                                                                      -                     1,621,340
       Research and development                                                                 -                     1,462,784
       General and administrative                                                         515,231                     3,504,247
       Depreciation and Amortization                                                       40,000                       524,325

                                                                           -----------------------       -----------------------
            Total expenses                                                                555,231                     7,112,696
                                                                           -----------------------------------------------------
            Loss from operations                                                         (542,116)                   (6,438,522)
Other income (expense):
       Other income                                                                             -                         9,139
       Accrued Interest expense                                                          (402,000)                        5,013
                                                                           -----------------------       -----------------------
            Net loss                                                                   $ (944,116)                 $ (6,424,370)
                                                                           =======================       =======================

Basic net loss per share                                                                  $ (0.05)                      $ (0.32)
                                                                           =======================       =======================

Weighted average common shares outstanding                                             19,871,328                    19,871,328
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