Form 10QSB
period 2001-09-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2001-12-11
CIK 927131

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
September 30, 2001                                                 0114873


                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                           84-1384961
         ------------------------                    --------------------
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

                   19,871,328 common shares as of September 30, 2001

Part I:  FINANCIAL INFORMATION


 Part I:                    FINANCIAL INFORMATION

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                   (Unaudited)




            ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                     Assets
                                                                                     September 30, 2001            December 31, 2000
                                                                                  --------------------------      ------------------

                                                                                         (Unaudited)
Current assets:
       Cash                                                                                             $ -         $ -
       Accounts receivable                                                                                -           -
                                                                                  --------------------------
           Total current assets                                                                           -           -
                                                                                  --------------------------
Property, plant and equipment:
       Office and computer equipment                                                                774,064           774,064
           Less accumulated depreciation                                                           (212,505)         (172,055)
                                                                                  --------------------------       -----------------
                                                                                                    561,559           601,599
                                                                                  --------------------------       -----------------
Other assets:
       Deposits                                                                                           -           -
       Certificates of deposit - restricted                                                          80,000           167,078
       Other                                                                                              -           -
                                                                                  --------------------------       -----------------
           Total other assets                                                                        80,000           167,078
                                                                                  --------------------------       -----------------
                                                                                                  $ 641,559         $ 768,637
                                                                                  ==========================       =================

                                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
       Accounts payable                                                                         $ 4,252,303        $4,157,834
       Accrued liabilities                                                                        1,735,796         1,082,608
       Notes payable                                                                              1,892,900         1,813,919
       Secured Convertible Debt                                                                   3,664,002         3,584,002
                                                                                  --------------------------       -----------------
           Total current liabilities                                                             11,545,001        10,638,363
                                                                                  --------------------------       -----------------
Stockholders' equity (deficit):
       Common stock - $.01 par; authorized 20,000,000 shares;
           19,871,328 and 16,751,621 shares issued and outstanding                               22,781,369        22,781,369
       Additional paid-in capital                                                                         -         -
       Accumulated deficit                                                                      (33,684,811)      (32,651,095)
       Accumulated other comprehensive income                                                             -         -
                                                                                  --------------------------       -----------------
           Total stockholders' equity (deficit)                                                 (10,903,442)       (9,869,726)
                                                                                  --------------------------       -----------------
           Total Liabilities and stockholders' equity (deficit)                                   $ 641,559         $ 768,637
See accompanying notes to consolidated financial statements.                      ==========================       =================


                                          ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                                             CONSOLIDATED STATEMENT OF OPERATIONS




                                     Nine Months Ended             Nine Months Ended     Three Months Ended       Three Months Ended
                                     September 30, 2001            September 30, 2000    September 30, 2001       September 30, 2000
                                     ------------------            ------------------    -------------------      ------------------
                                     (Unaudited)

Revenue                                   $ 13,115                     $ 859,423           $          -                   $ 185,249
                                         ------------               ------------             -----------                ------------

Operating expenses:
       Sales and marketing                       -                     1,908,138                      -                   $ 286,799
       Research and development                  -                     1,793,639                      -                   $ 330,854
       General and administrative          515,231                     4,971,511                      -                 $ 1,467,264
       Depreciation and Amortization        40,000                     2,831,810                 40,000                 $ 2,307,485
       Underwriting Fees                                                 109,452                      -                   $ 109,452
                                         ------------               ------------             -----------                ------------
            Total expenses                 555,231                    11,614,551                 40,000                 $ 4,501,855
                                         ------------               ------------             -----------                ------------
            Loss from operations          (542,116)                  (10,755,128)                40,000                 $(4,316,606)
Other income (expense):
       Other income                              -                         9,139                      -                 $ -
       Accrued Interest expense           (493,600)                     (894,969)               (93,600)                $  (899,982)
                                         ------------               ------------             -----------                ------------

            Net loss                  $ (1,035,716)                $ (11,640,958)              (133,600)                $(5,216,588)
                                         ============               ============             ===========                ============

Basic net loss per share                   $ (0.05)                      $ (0.59)                $(0.01)                    $ (0.26)
                                         ============               ============             ===========                ============

Weighted average common
   shares outstanding                   19,871,328                    19,871,328             19,871,328                  19,871,328
                                         ============               ============             ===========                ============


See accompanying notes to consolidated financial statements.



                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                  Nine Months Ended            Nine Months Ended
                                                                                 September 30, 2001            September 30, 2000
                                                                               ------------------------    -------------------------
                                                                                     (Unaudited)
Cash flows from operating activities:
      Net loss                                                                            $ (1,035,716)               $ (11,640,958)
          Adjustments to reconcile net loss to
             net cash used in operating activities:
               Depreciation                                                                     40,000                      173,113
               Issuance of stock for services                                                                                     -
               Changes in operating assets and liabilities:
                    Accounts receivable                                                              -                     (110,092)
                    Other assets                                                                     -                            -
                    Accounts payable and accrued liabilities                                   654,057                   (1,147,170)
                                                                               ------------------------    -------------------------
                    Net cash used in operating activities                                     (341,659)                 (12,725,106)
                                                                               ------------------------    -------------------------

Cash flows from investing activities:
      Purchase of certificates of deposit                                                      167,078                            -
      Purchase of property and equipment                                                             -                            -
      Acquisition of Software                                                                  (80,000)                           -
                                                                               ------------------------    -------------------------
                    Net cash used in investing activities                                       87,078                            -
                                                                               ------------------------    -------------------------

Cash flows from financing activities:
      Notes payable to stockholders                                                                  -                            -
      Net Change in Notes Payables                                                              78,981                      590,500
      Net Change in Convertible Debt                                                            80,000                            -
      Proceeds from issuance of Warrants and Stock                                                   -                    8,907,229
                                                                               ------------------------    -------------------------
                    Net cash provided by financing activities                                  158,981                    9,497,729
                                                                               ------------------------    -------------------------

Net increase in cash and cash equivalents                                                            -                   (3,227,377)

Cash and cash equivalents, beginning of period                                                       -                       84,824
                                                                               ------------------------    -------------------------

Cash and cash equivalents, end of period                                                           $ -                 $ (3,142,553)
                                                                               ========================    =========================

Interest paid                                                                                  $ 1,200                          $ -
                                                                               ========================    =========================


See accompanying notes to consolidated financial statements.

                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  September 30, 2001
                                    Unaudited

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

    Presentation of Interim Information
    -----------------------------------

In the opinion of the management of Rocky Mountain Financial Enterprises, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations, and cash flows for the six months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 2000 COMPARED TO THE SAME PERIOD IN 2000.

The Company experienced $40,000 in expenses for the three month period in 2001 and $4,501,855 in 2000. The Company had no revenues for the period in 2001 and $185,249 in revenue in the period in 2000. The Company recorded losses for the period in 2001 of $(133,600) and $(5,216,588) incuding interest accrual in the same period in 2000. The Company will continue to experience losses until income can be achieved through business operations. While the Company may seek capital sources for investment; there is no assurance that such can be found. Loss per share for the period was ($.01) in 2001 and ($.26) in 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE SAME PERIOD IN 2000.

The company had $13,115 in revenue in the nine months ended September 30, 2001 compared to $$859,423 in revenue in the same period in 2000. The enormous reduction in revenue was as a result of suspension of business operations in 2001 due to the internet related business collapse. The company incurred expenses of $555,231 in the nine month in 2001 and accrued interest of $493,600 on its debt for a net loss of ($1,035,716)for the period compared to a net loss of ($11,640,958) in the nine month period in 2000. The net loss per share was ($.05)in the nine month period in 2001 compared to ($.59) in the same period in 2000.

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

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2001



                                     ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.


                             /s/Chris Meaux
                             ------------------------------------------
                             Chris Meaux, President and Chief Executive Officer