Form 10QSB/A
period 2001-09-30
ROCKY MOUNTAIN FINANCIAL ENTERPRISES INC
filed 2001-12-18
CIK 927131

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



                   ROCKY MOUNTAIN FINANCIAL ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                  Nine Months Ended            Nine Months Ended
                                                                                 September 30, 2001            September 30, 2000
                                                                               ------------------------    -------------------------
                                                                                     (Unaudited)
Cash flows from operating activities:
      Net loss                                                                            $ (1,035,716)               $ (11,640,958)
          Adjustments to reconcile net loss to
             net cash used in operating activities:
               Depreciation                                                                     40,000                      173,113
               Issuance of stock for services                                                                                     -
               Changes in operating assets and liabilities:
                    Accounts receivable                                                              -                     (110,092)
                    Other assets                                                                     -                            -
                    Accounts payable and accrued liabilities                                   654,057                   (1,147,170)
                                                                               ------------------------    -------------------------
                    Net cash used in operating activities                                     (341,659)                 (12,725,106)
                                                                               ------------------------    -------------------------

Cash flows from investing activities:
      Purchase of certificates of deposit                                                      167,078                            -
      Purchase of property and equipment                                                             -                            -
      Acquisition of Software                                                                  (80,000)                           -
                                                                               ------------------------    -------------------------
                    Net cash used in investing activities                                       87,078                            -
                                                                               ------------------------    -------------------------

Cash flows from financing activities:
      Notes payable to stockholders                                                                  -                            -
      Net Change in Notes Payables                                                              78,981                      590,500
      Net Change in Convertible Debt                                                            80,000                            -
      Proceeds from issuance of Warrants and Stock                                                   -                    8,907,229
                                                                               ------------------------    -------------------------
                    Net cash provided by financing activities                                  158,981                    9,497,729
                                                                               ------------------------    -------------------------

Net increase in cash and cash equivalents                                                      (95,600)                  (3,227,377)

Cash and cash equivalents, beginning of period                                                       -                       84,824
                                                                               ------------------------    -------------------------

Cash and cash equivalents, end of period                                                           $ -                 $ (3,142,553)
                                                                               ========================    =========================

Interest paid                                                                                  $ 1,200                          $ -
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